Form 10-K
period 2008-12-31
Lantis Laser Inc.
filed 2009-04-13
CIK 1413299

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[Mark One]
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2008

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 000-53585

LANTIS LASER INC.

(Exact name of registrant as specified in its charter)

Nevada	65-0813656
(State of jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

11 Stonebridge Court Denville, New Jersey	07834
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (203) 300-7622

Securities Registered Pursuant to Section 12(b) of the Act.

Common Stock, par value $0.001 per share	N/A
(Title of each class)	(Name of exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if registrant is not required to file reports pursuant to Rule 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes    ☐    No   ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

As of June 30, 2008, the aggregate market value of all voting, and non-voting common equity held by non-affiliates was $8,326,080.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

As of March 30, 2009, 98,268,238 shares of common stock, $0.001 par value per share, were issued and outstanding.

Documents Incorporated by Reference: None

LANTIS LASER, INC.
 10-K ANNUAL REPORT
For the Fiscal Year Ended December 31, 2008

PART I

You are urged to read this Annual Report on Form 10-K (“Form 10-K”) in its entirety. This Form 10-K contains forward-looking statements that involve risks and uncertainties. Our actual results may differ significantly from the projected results discussed in these forward-looking statements. Factors that may cause such a difference include, but are not limited to, those discussed below and in Item 1A, “Risk Factors.” “We,” “our,” “ours,” “us,” or “the Company” when used herein, refers to Lantis Laser Inc., a Nevada corporation.

Forward-Looking Statements

Certain statements made in this Form 10-K and the information incorporated into this Form 10-K by reference contain “forward-looking statements,” including statements regarding our expectations, beliefs, plans or objectives for future operations and anticipated results of operations. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words, “believes,” “estimates,” “plans,” “expects,” “may” and similar expressions are intended to identify forward-looking statements. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.

Our current plans and objectives are based on assumptions relating to the development of our business. Although we believe that our assumptions are reasonable, any of our assumptions could prove inaccurate. In light of the significant uncertainties inherent in the forward-looking statements made herein, which reflect our views only as of the date of this Form 10-K, you should not place undue reliance upon such statements. Except as required by law, we undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 1.	Business

Overview

We were formed to commercialize the application of novel technologies in the dental industry. As our first product, we are developing and plan to market our “OCT Dental Imaging System.” The OCT Dental Imaging System is a diagnostic aid based on a diagnostic imaging technology referred to as optical coherence tomography, or OCT. We have the exclusive rights to OCT in the dental field under a license agreement with Lawrence Livermore National Laboratories (“Livermore”) and a non-exclusive license covering a scanning method with LightLab Imaging, Inc. (“LightLab”), a leader in the application of OCT in the biomedical field. We are currently in breach of our license agreement with Livermore as a result of not having commenced sales of our product in 2008. We have commenced discussions with Livermore to waive the breach and amend the license to conform to our currently development and commercialization timeline. See “Our Business – Licenses and Patents.”

On December 19, 2007, we entered into a joint venture with Laser Energetics, Inc., an Oklahoma corporation (“LEI”), pursuant to which we and LEI formed HyGeniLase, Inc., a Delaware corporation (“HyGeniLase”), with each party owning 50% of HyGeniLase. HyGeniLase was formed to develop, manufacture, market, sell and distribute to the dental markets worldwide a laser instrument for the treatment and removal of tartar and deposits from teeth.

In this joint venture, we are responsible for funding HyGeniLase, clinical evaluation, process development, market development, and sales and marketing to the human and animal dental market. We will be directly compensated by HyGeniLase for these functions at a rate equal to 5% of net sales less discounts. LEI is responsible for product development, product specifications, quality control, product improvement, and manufacturing. LEI will be directly compensated by HyGeniLase for these functions at a rate equal to cost plus 10% basis.

In addition, we are responsible for raising the initial funding of HyGeniLase in the amount of approximately $650,000: approximately $25,000 being allocated to fund a laser cost study to be conducted by LEI (all of which we have advanced); approximately $61,000 being allocated to purchase a reconditioned research laser (of which we have advanced $42,664); and $550,000 being allocated to fund the development of a pre-production prototype Alexandrite laser system to be provided by LEI (of which we have advanced $100,000). LEI has cancelled the balance of $18,336 due on the reconditioned laser because of its late delivery, and we have suspended additional payments and funding pending delivery of the research prototype by LEI. LEI’s default in delivery of the research prototype occurred for technical reasons experienced by LEI. Upon delivery of the research prototype by LEI, subject to our satisfactory clinical evaluation, we plan to resume performance of our obligations under the terms of the joint venture. Neither party has called the other into default under the agreement. HyGeniLase will repay us for all advances we have made in connection with the initial funding after it has received funding of at least $750,000 (in excess of our initial funding).

In June 2008, we entered into a strategic agreement with AXSUN Technologies, Inc. (“AXSUN”) whereby AXSUN will manufacture and supply the integrated OCT engine for the OCT System. Under the terms of the agreement, we have exclusive rights to the OCT engine for use in diagnostic imaging of teeth and soft tissue in human and animal dentistry. The exclusivity is subject to our purchasing a minimum number of the OCT engines in each year, commencing in 2009. The minimum purchases to maintain exclusivity are 300 for 2009, 500 for 2010 and 750 for 2011. After 2011, our minimum annual purchase requirement to maintain exclusivity will vary annually and be equal to 40% of forecast annual worldwide sales of OCT systems (by all companies) in the human and animal dentistry markets. We are required to purchase a minimum of 85% of our OCT engine requirement from AXSUN. Subject to our receiving FDA approval, we will be required to order 1,000 OCT engines at a per unit price of $5,000, with delivery scheduled from the first quarter of 2009 through the second quarter of 2010. We anticipate revising this agreement in light of changes in our development and commercialization schedule. This agreement is for a period of 4 years, to be renewed annually thereafter. We issued 500,000 shares of stock to AXSUN in connection with this agreement.

Corporate History

Our company was incorporated in Nevada in February 1998 under the name Beekman Enterprises, Inc. In February 2001, our company changed its name to Virtual Internet Communications, Inc., and in April 2002, our company changed its name to Hypervelocity, Inc. Until September 2002, Hypervelocity was a consulting firm specializing in voice, data and video communications convergence, network design and integration. In September 2002, Hypervelocity dissolved its operating subsidiary and assigned its assets to an individual holding a note payable that was secured by the assets. From September 2002 until November 2004, Hypervelocity was non-trading public shell company, with no operations. In November 2004, we acquired Lantis Laser, Inc., a New Jersey corporation formed in January 1998 (“Lantis New Jersey”), in a reverse-triangular merger and succeeded to its business as our sole line of business. In connection with the merger, we changed our name to “Lantis Laser Inc.”

Market Opportunity

We believe our OCT System will enhance the diagnostic capability of dentists to detect early stage disease in oral tissue. We believe enhanced early diagnostics will be welcomed by dentists and will help early diagnosis capabilities catch up with early stage dental disease treatment modalities.

Management has proven experience in the dental field and believes that its OCT Dental Imaging System will have a significant and positive impact on the practice of dentistry.

Management’s market analysis indicates that there are approximately 140,000 practicing dentists in 100,000 offices and 380,000 treatment rooms, or chairs, in the United States. Management estimates that Europe, Japan and other first world countries have an additional 100,000 offices. Based on the assumption that each office would purchase one OCT System, management estimates the world market at 200,000 OCT Systems.

Management expects that a large part of early adopters will purchase the OCT System. Based on the estimated size of the United States and European markets and assuming that approximately 5% of the dental market consists of early adopters, management estimates sales of approximately 10,000 units within four years of the OCT System’s introduction to the market.

About OCT Technology

OCT is a new intraoral, laser-light based diagnostic imaging technology with an axial resolution of up to 10 times that of conventional x-ray. OCT was invented in the early 1990’s at the Massachusetts Institute of Technology (“MIT”) and has been commercialized by Carl Zeiss Meditec for ophthalmology. LightLab, which holds the master patents from MIT for applications other than ophthalmology, are developing OCT for cardiovascular imaging and cancer detection.

In dentistry, it is the first modality capable of imaging both “hard” tissue (teeth) and “soft” tissue (gums). The high-resolution images of dental structures are captured by the person examining a patient’s mouth (“chairside”), using a hand-held scanner and are displayed on a monitor in real time.

According to the ANSI Z136 laser classification, the superluminescent diode (“SLD”) to be used in our imaging systems is a Class IIIB laser, which is considered harmless for diffuse light, although exposure to a direct beam may damage the retina of the eye. As a precaution, the FDA will require both patients and dental practitioners to wear safety glasses when our OCT System is being used. In addition, dental practitioners will be required to use our OCT System in a controlled area, which generally must be restricted to authorized, trained personnel, and must contain warning signs and comply with certain other precautionary safety requirements.

We believe OCT enhanced diagnostic capability has significant benefits for the practice of dentistry:

•	Early detection of demineralization of enamel, tooth decay, secondary decay, integrity of restorations, and periodontal disease.

•
Early detection of disease will enable non-invasive or minimally invasive treatment, a stated objective of dentistry, to be deployed using an expanding array of techniques to arrest and even reverse demineralization and early decay.

•	Less invasive early stage treatment is less traumatic, less painful and potentially less costly for patients and results in a higher standard of care.

•	More loyal patients result in more regular visits and increase the opportunity for other services, such as tooth bleaching and cosmetic procedures, to be delivered.

•
OCT images can be used chairside to visually demonstrate to patients the need for a particular procedure. Intraoral cameras are extensively used to show the patient a surface view of a particular problem and OCT can reinforce the diagnosis with a view into the tissue.

•
The OCT System provides an image that can be used for insurance reimbursements when claims are made for treatment of early disease, as early stage decay is not visible on traditional x-ray and there is currently no formal means of documenting the need for treatment.

Initially, we plan to make the OCT System available in a self-contained cart configuration that can be moved between rooms. Ultimately, we plan to integrate the OCT System into an optical clinical platform as an additional configuration option.

Invented by Professor James Fujimoto, Eric Swanson and their colleagues at MIT, Carl Zeiss Meditec developed the first commercial application of OCT for use in ophthalmology. The Stratus OCT provides direct cross sectional images of the retina to measure, clinically evaluate, and detect glaucoma and retinal diseases. The Stratus OCT is a breakthrough device in the diagnostic imaging field that enables patients to receive a thorough eye examination in an office visit to the eye specialist. It has been very well accepted by the profession and the reimbursement model indicates a high return on the investment of approximately $65,000 per system. In a press release on November 8, 2006, Carl Zeiss Meditec announced that it sold its 6,000th -ophthalmology OCT System since its introduction in 2002.

LightLab holds the MIT patents for application in the biomedical field, excluding ophthalmology, which is held exclusively by Carl Zeiss Meditec. LightLab was a subsidiary of Carl Zeiss until 2002, when it was acquired by a Japanese corporation, Goodman Co. Ltd. LightLab has developed an advanced OCT system for application in cardiology, whereby arteries can be imaged through a catheter. LightLab is also researching other biomedical applications including the early detection of cancer. LightLab’s OCT system is currently being marketed in Europe and is expected to be introduced into the United States market at a later date.

Our Product — The OCT Dental Imaging System

The Phase 1 Alpha OCT System development has been completed, and the objective of building a demonstration OCT System for use in dentistry was achieved. Phase 1 was accomplished with the extensive cooperation of all outside sources who provided highly specialized services. Douglas Hamilton (VP of Research & Development) together with Craig Gimbel, D.D.S. (EVP Clinical Affairs) and Linda Otis, D.D.S. (VP of Clinical Research) have managed the OCT System development under the direction of Stanley Baron (President & CEO).

Phase 1 of the technology deployment commenced with development of the software to enable scanning, capture and storage of images. OCT system software was designed specifically for Phase 1 to monitor all the parameters of the processor and scanner/probe operation. The parameters of the OCT processor were defined and optimized for the dental application. The first generation scanning device for bench use was built and operated to expectations. A prototype of the hand-held scanner for operation in the mouth was also designed and built. After four iterations, final Phase 1 versions of the probe were built and provided the images in accordance with our development team’s goals that will still be further improved in Phase 2. The Phase 1 Alpha OCT System prototype demonstrated depth penetration and characterization of dental structures.

Phase 2 development is in process with major components of the System being redesigned to provide the high scanning speed required in the Beta and final System. This high speed will enable real time imaging to be achieved in the mouth. The objective in this phase is to build five Beta Systems for clinical use and experience prior to completing the final specification for the pre-production System. These Systems will be placed with leading clinicians and universities to provide the feedback and to perform characterization and validation studies.

A development facility has been established in Pinellas Park, Florida under the direction of Mr. Hamilton. We currently employ a software programmer, and use specialized outside resources on a development and consulting basis to assist Mr. Hamilton in preparing the Beta Systems. The software is being written to accommodate the high-speed scanning and it will also include clinical applications to allow the capture, manipulation and storage of image data. The design of the hand-held scanner mechanism will be finalized in consultation with clinicians who will be using the System in Phase 2. In addition, new discoveries and new technologies will continuously be reviewed for applicability in advancing the capabilities of the system.

The projected cost to complete Phase 2 is $2,000,000. It is expected that this phase will be completed by the end of the third quarter of 2009, when we will have in vitro data from clinical tests to support our 510(k) application with the FDA.

Phase 3 focuses on finalizing the specification of the pre-production OCT System and is being conducted concurrently with Phase 2 development. The System packaging will be completed with the services of an industrial design company. Initially, the OCT System will be offered for sale in a completely self-contained cart configuration. The full documentation of the System for manufacturing will be completed in this phase. FDA device regulatory consultants have been engaged at the beginning of Phase 2 to ensure that the System complies with FDA and CE (Europe) regulatory requirements and any other applicable standards and requirements to enable sales, worldwide. It is anticipated that an FDA 510(k) application will be filed in the fourth quarter of 2009. If the FDA does not raise any issues, 510(k) clearance can be obtained within 90 days of application, although we cannot guarantee that we will receive FDA 510(k) clearance within 90 days of application, or at all. The FDA has previously cleared other OCT devices for biomedical application, so we will not need to demonstrate safety of our OCT System. Efficacy, which has been shown in numerous research papers, will be demonstrated in the data gathered in the clinical studies to be undertaken at the end of Phase 2. It is anticipated that Phase 3 will be completed by the end of the fourth quarter of 2009 at a cost of $2,000,000.

Licenses and Patents

Under our agreements with Livermore and LightLab, we have exclusive rights to make, use and sell diagnostic products for use in the dental field incorporating technology covered by Livermore’s patents. We licensed a portfolio of seven patents from Livermore. Our licenses from Livermore terminate upon expiration or abandonment of the patents. Livermore can terminate our licenses earlier if we materially breach the license agreement and fail to cure such breach. We paid Livermore an initial license fee of $175,000 and agreed to pay an annual royalty equal to 3.5% of net sales. Our minimum royalty payments are $20,000, $60,000, $100,000 and $250,000 for 2008, 2009, 2010 and from 2011 through expiration, respectively. Optiphase Inc. are co-owners of U.S. Patent number 6,385,358, which is one of the seven patents we have licensed from Livermore. In accordance with the agreement between Optiphase and Livermore, Optiphase is entitled to receive directly from us 4.4% of all royalty payments due under our license agreement with Livermore.

Our original license agreement with Livermore required a license fee payment with minimum royalties becoming payable in 2004. The development time took longer than anticipated due to the difficulty in obtaining an OCT engine that could scan at the desired speeds and at a cost that met our objectives. At the end of 2004, Livermore granted us a two-year moratorium on all payments to allow us to continue the commercialization process without undue pressure. By the end of the moratorium in October 2006, we had established a clear path forward and had raised a round of financing. In a meeting with Livermore in November 2006, it was mutually agreed to reset the royalty clock with minimum royalty payments to commence in 2008 instead of 2004, as originally intended. Consequently, the minimum royalty payments under the initial contract were forgiven and a new schedule to pay all other outstanding amounts was agreed upon. We have adhered to this amended schedule.

Our license with Livermore requires us to have commenced sale of our product in 2008, but we do not anticipate commencing sales until the first quarter of 2010. If we are unable to obtain an extension, we will be in default of this license, which would permit Livermore to terminate the license. Although we do not believe they would declare us in default, we cannot guarantee that we will be able to obtain an extension or that Livermore will not terminate the license if we are in default. Livermore is aware of and has not objected to our anticipated schedule, and we have commenced discussions about waiving our breach and further amending the license or otherwise extending the date by which we are required to commence sales.

		Date Issued/
Patent Description	Patent No.	Date of Expiration

Method for Detection of Dental Caries and Periodontal Disease Using Optical Imaging	5,570,182	October 29, 1996/ May 27, 2014

Dental Optical Coherence Domain Reflectometry Explorer	6,179,611	January 30, 2001/ May 19, 2019

Birefringence Insensitive Optical Coherence Domain Reflectometry System	6,385,358	May 7, 2002/ January 7, 2020

Optical Coherence Tomography Guided Dental Drill	6,419,484	July 16, 2002/ September 12, 2020

OCDR Guided Laser Ablation Device	6,451,009	September 17, 2002/ September 12, 2020

Optical Fiber Head for Providing Lateral Viewing	6,466,713	October 15, 2002/ June 18, 2021

Optical Detection of Dental Disease Using Polarized Light	6,522,407	February 18, 2003/ March 18, 2022

LightLab has an intellectual property position in technology acquired from MIT, Harvard University, Massachusetts General Hospital, Tufts University, and the Zeiss Foundation, as well as numerous internally developed patents. The primary claim of their master patents is the scanning of biomedical tissue using the technology of optical coherence tomography. LightLab’s OCT patent portfolio consists of 22 patents issued, with seven patents pending. We have licensed LightLab’s portfolio of patents relating to methods for scanning biomedical tissue. These licenses, together our licenses from Livermore, enable us to make, use and sell OCT-based diagnostic products for the dental field. Our licenses from LightLab will terminate in July 2010. LightLab may terminate our licenses earlier if we materially breach the agreement and fail to cure such breach or if LightLab’s rights to the underlying intellectual property become impaired. We agreed to pay LightLab an annual royalty equal to 3.5% of net sales. Our minimum royalty payments are $50,000, $150,000 and $600,000 for 2008, 2009 and from 2010 through expiration, respectively. The master LightLab OCT patents we have licensed are:

Patent Description	Patent No.	Date Issued/ Date of Expiration
Method and Apparatus for Optical Imaging with Means for Controlling The Longitudinal Range of The Sample	5,321,501	June 14, 1994/ June 14, 2011

Method and Apparatus for Performing Optical Measurements	5,459,570	October 17, 1995/ May 16, 2013

We also have licensed from the University of Florida Research Foundation, Inc. (“UFRF”) Patent No. 6,940,630, entitled “Vertical Displacement Device,” issued September 6, 2005 and expiring April 29, 2024. We have licensed this patent for use in connection with the micromirror component of our products. This license expires when the patent expires or is no longer enforceable. UFRF may terminate the license earlier if we materially breach the agreement and fail to cure the breach, if the first commercial sale of a product developed from the patent does not occur on or before June 8, 2009 or if the payment of earned royalties, once begun, ceases for more than five calendar quarters. We paid UFRF an initial license fee of $1,000 and agreed to pay an annual royalty equal to $5.00 per unit. Our minimum royalty payments are $180, $630 and $1,485 for 2008, 2009 and from 2010 through expiration, respectively. We are also responsible for undertaking certain development activities to bring to market a product developed from the patent, and we must provide UFRF periodic written reports of our progress.

We have entered into a license agreement with The Regents of the University of California for exclusive rights to the patent, if and when issued, for a patent-pending technology known as “Near-infrared Transillumination for the Imaging of Early Dental Decay”. Under the license agreement, we are obligated to spend at least $50,000 developing this technology by July 8, 2009.  We have allocated no funds toward development of this technology, but we intend to meet our obligations under the license agreement. If a patent is issued, we anticipate that the earliest we would commence any development activity would be in fiscal 2009. Under terms of the agreement, we paid a $10,000 non-refundable license fee with further milestone payments of $15,000 and $25,000 to be paid if and when the patent is issued and when FDA clearance is obtained, respectively. The license bears an annual royalty of 5% on net sales and is subject to minimum earned royalties being payable commencing in 2010. Minimum royalties in years 2010, 2011, 2012, 2013 and 2014 and thereafter are $20,000, $50,000, $100,000, $150,000, and $200,000, respectively.

Government Regulation

Our proposed products and research and development activities are subject to regulation by numerous governmental authorities, principally, the FDA and corresponding state regulatory agencies. The FDCA, the regulations promulgated thereunder, and other federal and state statutes and regulations, govern, among other things, the preclinical and clinical testing, manufacture, safety, efficacy, labeling, storage, record keeping, advertising and promotion of medical devices and drugs, including our products currently under development. Product development and approval within this regulatory framework may take a number of years and involves the expenditure of substantial resources.

Medical devices are classified into three different classes, class I, II and III, on the basis of controls deemed necessary to reasonably ensure the safety and effectiveness of the device. Class I devices are subject to general controls which include labeling, pre-market notification and adherence to FDA’s GMPs and class II devices are subject to general and special controls which include performance standards, post-market surveillance, patient registries, and FDA guidelines. Generally, class III devices are those which must receive pre-market approval by the FDA to ensure their safety and effectiveness and include life-sustaining, life-supporting and implantable devices, or new devices which have been found not to be substantially equivalent to legally marketed devices.

Before a new medical device can be marketed, marketing clearance must be obtained through a pre-market notification under Section 510(k) of the FDCA (a “510(k) Notification”) or a pre-market approval (“PMA”) application under Section 515 of the FDCA. A 510(k) Notification will typically be granted by the FDA if it can be established that the device is substantially equivalent to a “predicate device,” which is a legally marketed class I or II device or a pre-amendment class III device (i.e. one that has been marketed since a date prior to May 28, 1976) for which the FDA has not called for PMAs. The FDA has been requiring an increasingly rigorous demonstration of substantial equivalence, and this may include a requirement to submit human clinical trial data. It generally takes three to nine months from the date of a 510(k) Notification to obtain clearance, but it may take longer. The FDA may determine that a medical device is not substantially equivalent to a predicate device, or that additional information is needed before a substantial equivalence determination can be made. A “not substantially equivalent” determination, or a request for additional information, could prevent or delay the market introduction of new products that fall into this category. For any devices that are cleared through the 510(k) Notification process, modifications or enhancements that could significantly affect the safety or effectiveness, or that constitute a major change in the intended use of the device, will require new 510(k) Notifications. We have been working with our FDA consultant to prepare our 510(k) Notification, which we expect to submit in the fourth quarter of 2009.

A PMA application must be filed if a proposed device is not substantially equivalent to a legally marketed class I or class II device, or if it is a pre-amendment class III device for which the FDA has called for PMAs. A PMA application must be supported by valid scientific evidence to demonstrate the safety and effectiveness of the device, typically including the results of clinical trials, bench tests, and laboratory and animal studies. The PMA must also contain a complete description of the device and its components, and a detailed description of the methods, facilities and controls used to manufacture the device. In addition, the submission must include the proposed labeling, advertising literature, and any training materials. The PMA process can be expensive, uncertain and lengthy, and a number of devices for which FDA approval has been sought by other companies have never been approved for marketing.

Upon receipt of a PMA application, the FDA makes a threshold determination as to whether the application is sufficiently complete to permit a substantive review. If the FDA determines that the PMA application is sufficiently complete to permit a substantive review, the FDA will accept the application for filing. Once the submission is accepted for filing, the FDA begins an in-depth review of the PMA. The FDA review of a PMA application generally takes one to three years from the date the PMA is accepted for filing, but may take significantly longer. The review time is often significantly extended by the FDA asking for more information or clarification of information already provided in the submission. During the review period, an advisory committee, typically a panel of clinicians, may be convened to review and evaluate the application and provide a recommendation to the FDA as to whether the device should be approved. The FDA accords substantial weight to the recommendation but is not bound by it. Toward the end of the PMA review process, the FDA generally will conduct an inspection of the manufacturer’s facilities to ensure compliance with applicable GMP requirements, which include elaborate testing, control documentation and other quality assurance procedures.

If the FDA evaluations of both a PMA application and the manufacturing facilities are favorable, the FDA may issue either an approval letter or an approvable letter, which usually contains a number of conditions that must be met in order to secure final approval of the PMA. When and if those conditions have been fulfilled to the satisfaction of the FDA, the agency will issue a PMA approval letter, authorizing marketing of the device for certain indications. If the FDA’s evaluation of the PMA application or manufacturing facilities is not favorable, the FDA will deny approval of the PMA application or issue a “non-approvable” letter. The FDA may determine that additional clinical trials are necessary, in which case the PMA may be delayed for one or more years while additional clinical trials are conducted and submitted in an amendment to the PMA. Modifications to a device that is the subject of an approved PMA, its labeling or manufacturing process may require approval by the FDA of PMA supplements or new PMAs. Supplements to a PMA often require the submission of the same type of information required for an initial PMA, except that the supplement is generally limited to that information needed to support the proposed change from the product covered by the original PMA. While we intend for our OCT System to qualify for the 510(k) Notification process, it is possible that a PMA may be required.

If human clinical trials of a device are required, either for a 510(k) Notification or a PMA, and the device presents a “significant risk,” the sponsor of the trial (usually the manufacturer or the distributor of the device) must file an investigational device exemption (“IDE”) application prior to commencing human clinical trials. The IDE application must be supported by data, typically including the results of animal and laboratory testing. If the IDE application is approved by the FDA and one or more appropriate Institutional Review Boards (“IRBs”), human clinical trials may begin at a specific number of investigational sites with a specific number of patients, as approved by the FDA. If the device presents a “non-significant risk” to the patient, a sponsor may begin the clinical trial after obtaining approval for the study by one or more appropriate IRBs without the need for FDA approval. Submission of an IDE does not give assurance that FDA will approve the IDE and, if it is approved, there can be no assurance that FDA will determine that the data derived from the studies support the safety and efficacy of the device or warrant the continuation of clinical studies. Sponsors of clinical trials are permitted to sell investigational devices distributed in the course of the study provided such compensation does not exceed recovery of the costs of manufacture, research, development and handling. An IDE supplement must be submitted to and approved by the FDA before a sponsor or investigator may make a change to the investigational plan that may affect its scientific soundness or the rights, safety or welfare of human subjects.

Among the additional requirements for product approval is the requirement that the prospective manufacturer conform to the FDA’s GMP regulations. In complying with the GMP regulations, manufacturers must continue to expend time, money and effort in product, record keeping and quality control to assure that the product meets applicable specifications and other requirements. The FDA periodically inspects device manufacturing facilities in the U.S. in order to assure compliance with applicable GMP requirements.

If we obtain clearance or approval, any device we manufacture or distribute will be subject to pervasive and continuing regulation by the FDA. We will be subject to routine inspection by the FDA and will have to comply with the host of regulatory requirements that usually apply to medical devices marketed in the United States, including labeling regulations, GMP requirements, the Medical Device Reporting (“MDR”) regulation (which requires a manufacturer to report to the FDA certain types of adverse events involving its products), and the FDA’s prohibitions against promoting products for unapproved or “off-label” uses.

Because our OCT Systems will incorporate the use of lasers, our products will be regulated under the Radiation Control for Health and Safety Act administered by the Center for Devices and Radiological Health of the FDA. The law requires medical and non-medical laser manufacturers to file new product and annual reports and to maintain quality control, product testing and sales records, to incorporate certain design and operating features in lasers sold to end users under a performance standard, and to comply with labeling and certification requirements. Various warning labels must be affixed to the laser, depending on the class of the product under the performance standard.

Competition

In the field of dental diagnostic imaging, the x-ray has been the most dominant modality. The move into the digital x-ray is gaining momentum and is expected to grow significantly over the next few years. We estimate that almost - 25% of dentists in the United States are currently using this modality and that new installations over the next four years will double the number of digital x-ray users to 50% of dentists. The dental x-ray unit is limited in that it only images hard tissue (teeth or bone) and cannot image soft tissue such as gums. In addition, the resolution is such that decay can only be detected at a much later stage when more invasive dentistry is required, usually removal with a drill. In addition, the dental x-ray cannot image occlusal (biting) surfaces, where decay most often occurs.

A recently introduced device for detection of tooth decay, the “DIAGNOdent” from KaVo Kaltenbach & Voigt - Dental GmbH (“KaVo”), has been readily embraced by the market. It is priced at approximately $3,000 and uses light fluorescence to indicate the presence of hidden decay. The amount of decay needed to activate a reading typically requires “drill and fill” action. This device is designed to detect hidden caries of a certain minimum volume. The unit does not display an image but gives a numerical reading indicating that tooth decay is present but not the specific location and extent. We believe the commercial success of DIAGNOdent indicates a strong demand improved early diagnostic capabilities of hidden disease even though we believe DIAGNOdent has several deficiencies. We believe that the OCT fills the diagnostic void in every respect by providing high-resolution, early detection with an image that can be stored in the patient file for future monitoring and for reimbursement documentation. In May 2004, KaVo was acquired by Danaher Corporation in a transaction valued above $500 million. Danaher is a NYSE listed company with annual sales of $9.5 billion.

QLFPatient (Quantitative Laser Fluorescence), offered by Netherlands based Inspektor Research Systems, uses fluorescence to show areas of decay on the flat surfaces of teeth. Although QLFPatient has exhibited benefits compared to traditional and digital x-ray imaging, we do not believe that it is capable of imaging the occlusal surfaces of teeth.

We believe the OCT Dental Imaging System is the only known modality that can meet the extremely important quantitative and qualitative diagnostic requirements for early detection of dental diseases and structural defects. Additionally, the OCT System provides detailed images of both teeth and gums and the captured information can be displayed chairside on a monitor, printed, digitally stored in the patient’s file and transmitted electronically for consultation or insurance claims.

Sales and Marketing

The OCT System will be sold through existing channels of distribution, which in the U.S. is dominated by three companies that control, in the aggregate, approximately 70% of the market. These distribution companies have specialized  personnel to sell, install and train users of high-technology equipment. We will develop a comprehensive package of information to support the installation, servicing, training and marketing of the System. We do not currently have any distribution agreement in place. In international markets, we expect to enter into exclusive agreements with distributors in each country or territory to undertake the sales, installation, training and support of the OCT System.

We expect the initial sales price to dentists to be approximately $25,000 for each OCT System, including all components packaged in a mobile cart and including computer and monitor. All Systems will undergo very stringent quality assurance testing as necessary for a medical device and also to meet the FDA Good Manufacturing Practices requirements. We initially had planned to offer the OCT System in a less expensive, alternative configuration that would integrate with customers’ existing computer installations. However, our research revealed a strong customer preference for the self-contained mobile cart, which although more expensive, can be moved among treatment rooms. As a result, we have decided to offer the OCT System in only the mobile cart configuration.

We intend to commence sales efforts, including marketing our OCT System to the dental market, in the first quarter of 2010, subject to FDA clearance.

Research and Development

We currently devote substantially all of our operating resources toward research and development. Our research and development plan focuses on developing marketable products based upon intellectual property originally developed Livermore and LightLab. All of our employees devote at least a portion of their time to research and development activities. A portion of our research and development effort currently is devoted to the patent we have licensed from the UFRF. In addition, we retain third parties to perform specialized research and development activities.

Employees

We have four full-time employees, three of whom are members of management. To the best of our knowledge, we are in compliance with local prevailing wage, contractor licensing and insurance regulations. None of our employees is represented by any collective bargaining agreement, and our relationship with our employees is good. We may seek to hire two additional employees – specifically, an optical engineer and a technician – to help us complete the development and preparation of the Beta OCT Systems for clinical use, although we may decide to retain independent contractors in lieu of additional employees.

Item 1A.	Risk Factors

Risks Related to Our Operating Results and Business

The likelihood of successfully implementing our business plan cannot be predicted from our limited operating history.

We have incurred losses since inception, and our accumulated deficit is approximately $8.41 million. We have not generated any revenue from the sale of our products to date. Therefore, there is limited historical basis on which to determine whether we will be successful in implementing our business plan. We expect that our annual operating losses will increase over the next few years as we expand our research, development and commercialization efforts. To become profitable, we must successfully develop and obtain regulatory approval for imaging systems and effectively manufacture, market and sell the products we develop. Accordingly, we may never generate significant revenues, and even if we do generate significant revenues, we may never achieve profitability.

The loss of our executive officers and certain other key personnel could hurt our business.

We are dependent on Stanley Baron, our Chairman, President & CEO, and Craig Gimbel, DDS, our Executive Vice-President, as well as other key personnel. The loss or unavailability of the services of any one of these individuals would result in the loss of a significant portion of our business. Unlike larger companies, we rely heavily on a small number of officers to conduct a large portion of our business. The loss or unavailability of their services, along with the loss of their numerous contacts and relationships in the industry, would have a material adverse effect on our business prospects and/or potential earning capacity.

We have no Chief Financial Officer, which makes it more difficult for us to comply with our public company reporting obligations and prevents us from having an internal check on our financial reporting.

We have no Chief Financial Officer, and the duties of a Chief Financial Officer are currently performed by Mr. Baron, our Chairman, President & CEO. As a result, it will be more difficult for us to fully comply with our reporting obligations as a public company, and our ability to do so is uncertain. In addition, our CEO is also acting as our Chief Financial Officer, we do not have any internal check on our financial reporting.

Our products are subject to an extensive government regulation and pre-approval process before our products may be marketed. Any unanticipated costs or delays in these processes, or any failure to obtain the necessary approvals, will have a material adverse affect on our ability to introduce and market our products.

We and our products are subject to extensive regulation by governmental authorities. Before any new medical device may be introduced to the market in the United States, the manufacturer generally must obtain FDA approval by filing a pre-market application (a “PMA”) under Section 515 of the Federal Food, Drug and Cosmetic Act (the “FDCA”) or a pre-market notification pursuant to Section 510(k) (a “510(k) Notification”) of the FDCA. Obtaining FDA approval requires substantial time, effort, and financial resources, and may be subject to both expected and unforeseen delays, and there can be no assurance that any approval will be granted on a timely basis, if at all, or that delays will be resolved favorably or in a timely manner. A 510(k) Notification generally receives pre-market clearance from the FDA approximately three to nine months from submission. Approval of a PMA generally takes two or more years from the date of submission to be approved. We believe that our OCT System requires only 510(k) Notification. However, the FDA may determine that our OCT System is not substantially equivalent to a predicate device, or that additional information is needed before a substantial equivalence determination can be made. A “not substantially equivalent” determination, or a request for additional information, would subject us to the lengthier PMA process and could prevent or delay the market introduction of our OCT System. Obtaining FDA approval for our products may require the submission of extensive preclinical and clinical data and supporting information to the FDA, and there can be no guarantee of ultimate clearance or approval. See “Business – Government Regulation.”

If the FDA does not approve our products in a timely fashion, or does not approve them at all, our business and financial condition may be adversely affected. We, our collaboration partners or the FDA may suspend or terminate human clinical trials at any time on various grounds, including a finding that the patients are being exposed to an unacceptable health risk. The FDA conducts its own independent analysis of some or all of the pre-clinical and clinical trial data submitted in a regulatory filing and often comes to different and potentially more negative conclusions than the analysis performed by the developer. Our failure to develop safe, commercially viable OCT System approved by the FDA would substantially impair our ability to generate revenues and sustain our operations and would materially harm our business and adversely affect our stock price. In addition, significant delays in clinical trials will impede our ability to seek regulatory approvals, commercialize the OCT System and generate revenue, as well as substantially increase our development costs.

In addition, both before and after regulatory approval, we, our collaboration partners and our products may be subject to numerous FDA requirements covering, among other things, testing, manufacturing, quality control, labeling, advertising, promotion, distribution and export. The FDA’s requirements may change and additional government regulations may be promulgated that could affect us, our collaboration partners or our products. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action. There can be no assurance that we will not be required to incur significant costs to comply with such laws and regulations in the future or that such laws or regulations will not have a material adverse effect upon our business.

To obtain required government approvals, our technology must be shown to be efficacious and safe for use in humans. Our current and future technology for humans are subject to stringent government regulation in the United States by the FDA under the FDCA. The FDA regulates the preclinical and clinical testing, manufacture, safety, labeling, sale, distribution and promotion of medical devices. Included among these regulations are compliance with establishment registration and medical device listing, good manufacturing practices (or “GMP”) labeling, and promotional requirements.

Failure to comply with applicable regulatory requirements could result in, among other things, any of the following actions: warning letters; fines and other civil penalties; unanticipated expenditures; delays in approving or refusal to approve a product; product recall or seizure; interruption of manufacturing or clinical trials; operating restrictions; injunctions; and criminal prosecution.

Our products are subject to ongoing governmental regulation that could make it more expensive and time consuming for us to manufacture our products.

Our technology is subject to post-market reporting requirements for certain adverse events and device malfunctions, and correction and removal reporting and recordkeeping requirements for actions taken with respect to distributed devices to reduce a risk to health. Additionally, the FDA actively enforces regulations prohibiting marketing of devices for indications or uses that have not been cleared or approved by the FDA. If safety or efficacy problems occur after the product reaches the market, the FDA may take steps to prevent or limit further marketing of the product.

The manufacture of our products also is subject to periodic inspection by regulatory authorities and certain marketing partners, while manufacture of our products for human use is subject to regulation and inspection from time to time by the FDA for compliance with GMPs, as well as equivalent requirements and inspections by state and foreign regulatory authorities. There can be no assurance that we will satisfy these requirements for our technology. In addition, there can be no assurance that the FDA or other authorities will not, during the course of an inspection of our facilities, identify what they consider to be deficiencies in GMPs or other requirements and request, or seek, remedial action. Failure to comply with such regulations or any delay in attaining compliance may adversely affect our manufacturing activities and could result in, among other things, FDA refusal to grant pre-market approvals or clearances for pending or future products, warning letters, injunctions, civil penalties, fines, recalls or seizures of products, total or partial suspensions of production and criminal prosecution. Additionally, future modifications of our manufacturing facilities and processes may subject us to further FDA inspections and review before implementation of such modifications. There can be no assurance that we will be able to obtain necessary regulatory approvals or clearances on a timely basis, if at all. Delays in receipt of or failure to receive such approvals or clearances or the loss of previously received approvals or clearances will affect our ability to timely manufacture our products.

Uncertainties related to the early stage of our commercialization and development efforts may materially adversely affect our ability to commercialize our products.

Our OCT System is in Phase 2 and 3 development, with Beta systems expected to be deployed for clinical testing by the third quarter of 2009. Although we now intend to commercially introduce our OCT System to the dental market in the first quarter of 2010, the timing of the commercial availability of our products is subject to a number of uncertainties. For example, our products cannot be marketed until cleared by the FDA. To date, we have not applied for or received marketing approval for any product from the FDA, but we plan to submit pre-market notification application with the FDA by the fourth quarter of 2009. In addition, we may experience unexpected delays in product development. For example, we had initially expected to deploy the Beta systems in August 2008, but the vendor developing the optics components for the Beta systems has experienced delays. In addition, we have had to redesign and perform another round of fabrication of certain components of the Beta systems. The development and commercialization of new dental imaging products are highly uncertain and subject to a number of significant risks. Potential products that appear to be promising at early stages of development may not reach the market for a number of reasons. Such reasons include the possibilities that the devices will fail to receive necessary regulatory approvals, be difficult to manufacture on a commercial scale, be uneconomical, fail to achieve market acceptance or be precluded from commercialization by proprietary rights of third parties. No assurance can be given that development of our OCT System will be successfully completed, that clinical trials will generate anticipated results or will commence or be completed as planned, that required regulatory approvals will be obtained on a timely basis, if at all, or that any products for which approval is obtained will be commercially successful. If our OCT System is not successfully developed, required regulatory approvals are not obtained, or products for which approvals are obtained are not commercially successful, our business, financial condition and results of operations would be materially adversely affected.

The technology underlying our OCT System is being developed under license from third parties. The termination of any of our licenses likely would have a material adverse effect on our ability to commercialize our products.

Our OCT System is based upon technology that we are licensing from Lawrence Livermore National Laboratory and LightLab Imaging, LLC. If any of these licenses were to be terminated by the other party, under most circumstances we would lose our rights to develop, manufacture, market and sell any products based on the technology underlying the terminated license. Such a termination would likely require us to seek alternative technology, if available, which could:

impede or prevent delivery of our product;

be time-consuming and expensive;

divert attention away from our daily business; and

possibly require us to pay significantly greater royalties and licensing fees.

Our license with Livermore requires us to have commenced sale of our product in 2008, but we do not anticipate commencing sales until the first quarter of 2010. If we are unable to obtain an extension, we will be in default of this license, which would permit Livermore to terminate the license. Although we do not believe they would declare us in default, we cannot guarantee that we will be able to obtain an extension or that Livermore will not terminate the license if we are in default. If our license with Livermore is terminated, resulting in a delay or cessation of product development or sales, our business, financial condition and results of operations will be materially adversely affected.

If dental care providers are unable to obtain reimbursement for our products or the procedures in which they are used from third-party payors, our ability to sell or market the OCT System will be materially adversely affected.

Dental care providers that purchase medical devices such as our product generally rely on third-party payors, principally federal Medicare, state Medicaid and private health insurance plans, to reimburse all or part of the cost of dental procedures. We anticipate that in a prospective payment system, such as the system utilized by Medicare, and in many managed care systems used by private health care payors, there will be no separate, additional reimbursement for our products. However, we are in discussions with the American Dental Association Code Committee to issue a separate reimbursement code for non-x-ray dental imaging, which would cover our OCT System, although we cannot assure you that such a reimbursement code will be issued. Even if there is no procedure-specific reimbursement code, we anticipate that dental patients will justify the additional cost of using our OCT System for dental imaging if we can demonstrate long-term cost savings due to improved clinical outcome attributable to the use of our product.

There can be no assurance that reimbursement for our products will be available in the United States under either governmental or private reimbursement systems. Furthermore, we could be adversely affected by changes in reimbursement policies of governmental or private health care payors. Failure by dental care providers to obtain sufficient reimbursement from health care payors for procedures in which our products are used or adverse changes in governmental and private third-party payors’ policies toward reimbursement for such procedures would have a material adverse effect on our business, financial condition and results of operations.

Our business may be also materially adversely affected by the continuing efforts of government and third-party payors to contain or reduce the costs of health care through various means. For example, an increasing emphasis on managed care has put, and will continue to put, pressure on pharmaceutical and medical product pricing. Such initiatives and proposals, if adopted, could decrease the price that we receive for any products we may develop and sell in the future, and thereby have a material adverse effect on our business, financial condition and results of operations.

Furthermore, to the extent that such proposals or initiatives have a material adverse effect on other companies that are corporate partners or prospective corporate partners for certain of our products, our ability to commercialize our products may be materially adversely affected.

We have limited experience in marketing or selling our products, and we may need to rely on marketing partners or contract sales companies.

Even if we are able to develop our products and obtain necessary regulatory approvals, we have limited experience or capabilities in marketing or commercializing our products. We currently do not have a sales, marketing or distribution infrastructure. Accordingly, we are dependent on our ability to build this capability ourselves or to find collaborative marketing partners or contract sales companies for commercial sale of our internally-developed products. Even if we find a potential marketing partner, we may not be able to negotiate a licensing contract on favorable terms to justify our investment or achieve adequate revenues.

Risks Related to Our Industry

The market for our products is new and evolving and a viable market may never develop or may take longer to develop than we anticipate.

Our products represent what we believe is a novel entry in an emerging market, and we do not know the extent to which our targeted customers will want to purchase them. The development of a viable market for our products may be impacted by many factors which are out of our control, including customer reluctance to try new products and the existence and emergence of products and services marketed by better-known competitors.

If a viable market fails to develop or develops more slowly than we anticipate, we may be unable to recover the losses we will have incurred to develop our products, and we may be unable to achieve profitability.

If dentists and patients do not accept our products, we may be unable to generate significant revenue, if any.

Our systems may not gain market acceptance among dentists, health care payors, patients and the dental community. Dentists may elect not to purchase our products for a variety of reasons including:

•	timing of market introduction of competitive technologies;

•	lack of cost-effectiveness;

•	lack of availability of reimbursement from managed care plans and other third-party payors;

•	convenience and ease of administration;

•	other potential advantages of alternative treatment methods; and

•	ineffective marketing and distribution support.

 If our products fail to achieve market acceptance, we would not be able to generate sufficient revenue to fund our business plan.

Failure to meet customers’ expectations or deliver expected performance of our products could result in losses and negative publicity, which will harm our business.

If our products fail to perform in the manner expected by our customers, then our revenues may be delayed or lost due to adverse customer reaction or negative publicity about us and our products, which could adversely affect our ability to attract or retain customers. Furthermore, disappointed customers may initiate claims for substantial damages against us, regardless of our responsibility for such failure.

We operate in a competitive market which could constrain our future growth and profitability.

We operate in a competitive environment, competing for customers with biomedical device companies with varying degrees of specialization in dental devices. Many of our competitors offer complimentary products and/or services that we do not offer. Moreover, some of our competitors are much larger than we are, have proven products and may have the marketing and sales capabilities to commercialize competing products more effectively than we can.

If we cannot build and maintain strong brand loyalty our business may suffer.

We believe that the importance of brand recognition will increase as more companies produce competing products. Development and awareness of our brands will depend largely on our ability to advertise and market successfully. If we are unsuccessful, our brands may not be able to gain widespread acceptance among consumers. Our failure to develop our brands sufficiently would have a material adverse effect on our business, results of operations and financial condition.

We may not be able to hire and retain qualified technical personnel.

Competition for qualified personnel in the biomedical device industry is intense, and we may not be successful in attracting and retaining such personnel. Failure to attract qualified personnel could harm the proposed growth of our business.

Product liability claims against us could be costly and could harm our reputation.

The sale of dental and medical devices involves the inherent risk of product liability claims against us. We cannot be certain that we will be able to successfully defend any claims against us, nor can we be certain that our insurance will cover all liabilities resulting from such claims. In addition, there is no assurance that we will be able to obtain such insurance in the future on terms acceptable to us, or at all. Any product liability claims brought against us could harm our reputation and cause our business to suffer.

We license patent rights from third-party owners. If such owners do not properly maintain or enforce the patents underlying such licenses, our competitive position and business prospects will be harmed.

We are party to a number of licenses that give us rights to third-party intellectual property that is necessary or useful for our business. We may enter into additional licenses to third-party intellectual property in the future. Our success will depend in part on the ability of our licensors to obtain, maintain and enforce patent protection for their intellectual property, in particular, those patents to which we have secured exclusive rights. Our licensors may not successfully prosecute the patent applications to which we are licensed. Even if patents issue in respect of these patent applications, our licensors may fail to maintain these patents, may determine not to pursue litigation against other companies that are infringing these patents, or may pursue such litigation less aggressively than we would. In addition, our licensors may terminate their agreements with us in the event we breach the applicable license agreement and fail to cure the breach within a specified period of time.

Risks Related to Our Dependence on Third Parties

If a collaborative partner terminates or fails to perform its obligations under agreements with us, the development and commercialization of our products could be delayed or terminated.

We are dependent on AXSUN Technologies, Inc. for the manufacturing of our products. If either of them or another, future collaborative partner does not devote sufficient time and resources to collaboration arrangements with us, we may not realize the potential commercial benefits of the arrangement, and our results of operations may be adversely affected. In addition, if any existing or future collaboration partner were to breach or terminate its arrangements with us, the development and commercialization of our systems could be delayed, curtailed or terminated because we may not have sufficient financial resources or capabilities to continue development and commercialization.

If third-party payors do not provide adequate reimbursements for the use of our systems that are approved for marketing, our systems might not be purchased or used, and our revenues and profits will not develop or increase.

Our revenues and profits will depend significantly upon the availability of adequate reimbursement for the use of our imaging systems from governmental and other third-party payors. Reimbursement by a third party may depend upon a number of factors, including the third-party payor’s determination that use of a product is:

•	a covered benefit under its health plan;

•	safe, effective and medically necessary;

•	appropriate for the specific patient;

•	cost effective; and

•	neither experimental nor investigational.

Moreover, reimbursement rates may be based on payments allowed for lower-cost products that are already reimbursed, and/or may be incorporated into existing payments for other products or services producing lower than anticipated revenues.

If we are unable to establish sales and marketing capabilities or enter into agreements with third parties to market and sell our systems, we may not generate product revenue.

We have no commercial products, and currently have no established network for the sales and marketing. In order to successfully commercialize our products, we must build our sales and marketing capabilities or make arrangements with third parties to perform these services. We believe our systems can be commercialized by specialty sales forces that market to the dental community. If we are unable to establish adequate sales, marketing and distribution capabilities, whether independently or with third parties, we may not be able to generate product revenue and may not become profitable.

Risks Related to Our Common Stock

Currently, there is a limited active trading market for our common stock, which may adversely impact your ability to sell your shares and the price you receive.

Although our common stock is quoted in the Pink Sheets under the symbol “LLSR” since December 12, 2006, there is a limited active trading market for our common stock and such a market may not develop or be sustained. We currently plan to have our common stock quoted on the OTC Bulletin Board. To initiate the quotation of our common stock, a market maker must file a Form 211 to allow the market maker to make a market in our common stock. We have contacted a market maker to file a Form 211 and initiate making a market. However, we cannot assure you that the market maker we have contacted, or any other market maker, will file a Form 211 or that any filed Form 211 will be accepted by the OTC Bulletin Board. Accordingly, we cannot assure you that our common stock will be listed for quotation on the OTC Bulletin Board or, if quoted, that an active public market will materialize. Furthermore, the OTC Bulletin Board is not a listing service or exchange, but is instead a dealer quotation service for subscribing members.

If our common stock is not quoted on the OTC Bulletin Board or if an active market for our common stock does not develop, then you may not be able to resell the shares of our common stock that you have purchased, and you may lose all of your investment. If we establish an active market for our common stock, the market price of our common stock may be significantly affected by factors such as actual or anticipated fluctuations in our operating results, general market conditions and other factors. In addition, the stock market has from time to time experienced significant price and volume fluctuations that have particularly affected the market prices for the shares of developmental stage companies, which may materially adversely effect the market price of our common stock.

Furthermore, for companies whose securities are quoted in the Pink Sheets or on the OTC Bulletin Board, it is more difficult (1) to obtain accurate quotations, (2) to obtain coverage for significant news events because major wire services generally do not publish press releases about such companies, and (3) to obtain needed capital.

Our common stock is deemed to be penny stock with a limited trading market.

Both the Pink Sheets, on which our common stock is currently quoted, and the OTC Bulletin Board, on which we intend to seek quotation are generally considered to be less efficient markets than markets such as NASDAQ or other national exchanges. This may make it more difficult for you resell the shares of our common stock that you have purchased and more difficult for us to obtain future financing. Furthermore, our common stock is subject to the “penny stock” rules adopted under Section 15(g) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The penny stock rules apply to companies whose common stock is not listed on the NASDAQ Stock Market or another national securities exchange and trades at less than $5.00 per share or that have tangible net worth of less than $5,000,000 ($2,000,000 if the company has been operating for three or more years). These rules require, among other things, that brokers who trade penny stock to persons other than “established customers” complete certain documentation, make suitability inquiries of investors and provide investors with certain information concerning trading in the security, including a risk disclosure document and quote information under certain circumstances. Many brokers have decided not to trade penny stocks because of the requirements of the penny stock rules and, as a result, the number of broker-dealers willing to act as market makers in such securities is limited. If we remain subject to the penny stock rules for any significant period, it could have an adverse effect on the market, if any, for our common stock. Because our common stock is subject to the penny stock rules, you will find it more difficult to dispose of the shares of our common stock that you have purchased.

Shares eligible for future sale may adversely affect the market price of our common stock, exacerbate market price volatility and negatively impact our ability to raise capital in equity financings.

All of the current holders of our restricted common stock are or will be eligible to sell all or some of their shares of common stock, under certain conditions, pursuant to Rule 144 promulgated under the Securities Act (“Rule 144”). In general, under Rule 144 as currently in effect, a person (or persons whose shares are aggregated) who is not deemed to have been an affiliate of ours at any time during the three months preceding a sale, and who has beneficially owned restricted securities within the meaning of Rule 144 for at least six months (including any period of consecutive ownership of preceding non-affiliated holders) would be entitled to sell those shares, subject only to the availability of current public information about our company. A non-affiliated person who has beneficially owned restricted securities within the meaning of Rule 144 for at least one year would be entitled to sell those shares without regard to the current public information requirement of Rule 144. In general, under Rule 144 as currently in effect, our affiliates or persons selling shares on behalf of our affiliates are entitled to sell within any three-month period beginning 90 days after the date of the effective date of our S-1 registration statement, a number of shares that does not exceed the greater of 1% of the number of shares of common stock then outstanding, or the average weekly trading volume of the common stock during the four calendar weeks preceding the filing of a notice on Form 144 with respect to such sale.

The above summarization of Rule 144 notwithstanding, Rule 144 is not available for the resale of securities initially issued by a former shell company, such as us, until the following conditions are met:

•	the issuer of the securities has ceased to be a shell company;

•	the issuer is subject to the reporting requirements of section 13 or 15(d) of the Exchange Act;

•	the issuer has filed all reports and other materials required to be filed by section 13 or 15(d) of the Exchange Act, as applicable, during the preceding 12 months, other than Form 8-K reports; and

•	one year has elapsed since the issuer has filed current “Form 10 information” with the Commission reflecting its status as an entity that is no longer a shell company.

A substantial number of shares – 66,873,429 shares, will become eligible for resale under Rule 144 beginning 90 days after the effective date of our S-1 registration statement.  This far exceeds the average daily trading volume for our common stock of approximately 36,791,000 shares. As a result of this imbalance, the sale or attempted sale of those formerly-restricted shares into the market can be expected to have a significant adverse effect on the market price of our common stock. This imbalance could also exacerbate volatility in the market price for our common stock – an increase in the market price could trigger an increased volume of sales or attempted sales, which could flood the market and cause the market price to decrease, resulting in price volatility.

A significant decrease in the market price of our common stock also could have a negative impact or our ability to raise capital in one or more equity financings on favorable terms, or at all.

We will need to raise additional capital in the future, but that capital may not be available.

Although we initially believed that the proceeds of our September 2006 and May 2007 private placements would be sufficient to support our Phase 2 and Phase 3 development plan, it has taken longer than we planned and cost more than we had forecast to complete our Beta systems. As a result, we will need additional funding to complete the development of our OCT System and transition to manufacturing and begin marketing our systems. We plan to seek additional financing promptly. Such additional financing may not be available when we need it or may not be available on terms that are favorable to us. If we are unable to obtain adequate financing on a timely basis, we could be required to delay, or terminate our product development program.

We cannot assure you that we will be successful or that our operations will generate sufficient revenues, if any, to meet the expenses of our operations. Additionally, the nature of our business activities may require the availability of additional funds in the future due to more rapid growth than is forecast, and thus, we may need additional capital or credit lines to continue that rate of business growth. We may encounter difficulty in obtaining these funds and/or credit lines. Moreover, even if additional financing or credit lines were to become available, it is possible that the cost of such funds or credit would be high and possibly prohibitive.

If we were to decide to obtain such additional funds by equity financing in one or more private or public offerings, current stockholders would experience a corresponding decrease in their percentage ownership.

If we rely on stock issuances to fund any future acquisition activity, you may experience a dilution of your investment.

Although we currently do not have any potential acquisitions planned, we intend to seek to acquire novel technologies in the dental field that we believe are commercially viable. Given our present financial and operational situation, it is likely that the purchase price in any such acquisition would be paid primarily in shares of our common stock. In the event of such an issuance, you would experience dilution of your percentage ownership of our common stock.

Our management controls a substantial percentage of our stock and therefore has the ability to exercise substantial control over our affairs.

As of December 31, 2008, our directors and executive officers beneficially owned 60,648,000shares, or approximately 62.4%, of our outstanding common stock in the aggregate. Because of the large percentage of stock held by our directors and executive officers, these persons could influence the outcome of any matter submitted to a vote of our stockholders. This concentration of ownership may have the effect of:

•	delaying, deferring or preventing a change in control of our company;

•	entrenching our management and/or board;

•	impeding a merger, consolidation, takeover or other business combination involving our company; or

•	discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of our company.

We have no independent directors and no committees of our Board of Directors composed of independent directors.

Currently, we have no independent directors or committees of directors. We cannot guarantee that our board of directors will have a majority of independent directors in the future. In the absence of a majority of independent directors, our executive officers, could establish policies and enter into transactions without independent review and approval thereof. This could present the potential for a conflict of interest between us and our controlling officers, stockholders or directors, including, without limitation, with respect to executive compensation, employment contracts and the like.

Prior to become a publicly reporting company we have not been required to comply with SEC reporting requirements, and future public reporting obligations may put significant demands on our financial, operational and management resources.

As a new public reporting company we are subject to the public reporting requirements of the Exchange Act and are required to implement an internal control structure and procedures for financial reporting, including those contemplated by Section 404 of the Sarbanes-Oxley Act, designed to enable us to produce consolidated financial statements and related disclosure within the time periods and in the form required under the Exchange Act. To comply with these requirements, we expect that we may need to hire additional accounting and finance staff and implement new financial systems and procedures.

Our independent registered public accounting firm has expressed substantial doubt regarding our ability to continue as a going concern.

Our audited financial statements for the years ended December 31, 2008, December 31, 2007 and December 31, 2006 have been prepared under the assumption that we will continue as a going concern. Our independent registered public accounting firm has issued their reports dated March 30, 2009 in connection with the audit of our financial statements for the year ended December 31,2 008 and April 16, 2008 in connection with the audit of our financial statements for the year ended December 31, 2007, that included an explanatory paragraph describing the existence of conditions that raise substantial doubt about our ability to continue as a going concern due to our having sustained operating losses and capital deficits from operations. The fact that we have received this “going concern opinion” from our independent registered public accounting firm will likely make it more difficult for us to raise capital on favorable terms and could hinder, to some extent, our operations. Additionally, if we are not able to continue as a going concern, it is likely that stockholders will lose all of their investment. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Item 2.	Properties

We lease approximately 720 square feet of office space for our research and development activities at 8100 Park Boulevard, Pinellas Park, Florida pursuant to a month-to-month lease. Our lease for this space provides for rent of $650 per month. Our Denville, New Jersey office is also the home of Dr. Gimbel, a director and our Executive Vice-President of Clinical Affairs. We do not have any formal agreement with Dr. Gimbel regarding the use of this address, and we pay no rent. We believe that our facilities are adequate for our needs and that additional space is readily available should we need it.

Item 3.	Legal Proceedings

From time to time, we are subject to legal proceedings, claims and litigation arising in the ordinary course of business. While we cannot predict the outcome of any pending matters, we do not expect that the ultimate costs to resolve these matters will have a material adverse effect on our financial position, results of operations, or cash flows.

In November 2007, we issued 2,500,000 shares of common stock to DC International Consulting LLC in consideration of public and investor relations services to be rendered, and we issued 3,500,000 shares of common stock to VAR Growth Corp. in consideration of business consulting and development services to be rendered. Generally, the agreements required those two entities to perform services for a one-year period. In June 2008, we filed suit against those two entities and certain other related entities and persons alleging, among other things, failure to perform the required services. In October 2008, we settled the suits, and in connection with the settlement DC International Consulting surrendered 1,250,000 shares for cancellation and VAR Growth Corp. surrendered 1,750,000 shares for cancellation. Under the settlement agreements, DC International Consulting and VAR Growth Corp. agreed not to seek to resell more than 505,000 shares, in the aggregate, prior to June 15, 2009, including not more than 355,000 shares, in the aggregate, until at least 90 days after effectiveness of our S-1 registration statement which became effective on February 17, 2009, subject, in all cases, to compliance with Rule 144; any of the 3,000,000 shares not previously resold may be resold until at least 90 days after the effective date of our registration statement. The foregoing discussion of the settlement agreements is qualified by reference to the settlement agreements, which have been incorporated by reference from our S-1 registration statement.

Item 4.	Submission of Matters to a Vote of Securities Holders

No matters were submitted to a vote of stockholders during the fourth quarter of 2008.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock has been quoted on the Pink Sheets under the symbol “LLSR” since October 26, 2006.  We have applied for quotation on the OTC Bulletin Board.

The following table sets forth the high and low closing bid quotations for our common stock for each calendar quarter since January 1, 2007 as reported by the Pink Sheets. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not reflect actual transactions.

	Bid Price Per Share
	High	Low
2007
January 1 through March 31	$0.83	$0.14
April 1 through June 30	$0.52	$0.30
July 1 through September 30	$0.36	$0.15
October 1 through December 31
2008
January 1 through March 31	$0.28	$0.19
April 1 through June 30	$0.235	$0.12
July 1 through September 30	$0.30	$0.15
October 1 through December 31	$0.18	$0.07

Number of Stockholders

As of March 27, 2009 there were approximately 123 holders of record of our common stock and 120 beneficial owners of our common stock.

Dividend Policy

Historically, we have not paid any dividends to the holders of our common stock and we do not expect to pay any such dividends in the foreseeable future as we expect to retain our future earnings for use in the operation and expansion of our business.

Item 6.	Selected Financial Data
Not required.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information set forth and discussed in this Management’s Discussion and Analysis is derived from our financial statements and the related notes.  You should read the following discussion of our financial condition and results of operations together with the audited financial statements and the notes thereto included in this Annual Report on Form 10-K for the year ended December 31, 2008. This discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results may differ materially from those anticipated in these forward-looking statements, including those set forth in this Annual Report on Form 10-K.

Overview

Our company was incorporated in Nevada in February 1998 under the name Beekman Enterprises, Inc. In February 2001, our company changed its name to Virtual Internet Communications, Inc., and in April 2002, our company changed its name to Hypervelocity, Inc. Until September 2002, Hypervelocity was a consulting firm specializing in voice, data and video communications convergence, network design and integration. In September 2002, Hypervelocity dissolved its operating subsidiary and assigned its assets to an individual holding a note payable that was secured by the assets. From September 2002 until November 2004, Hypervelocity was non-trading public shell company, with no operations. In November 2004, we acquired Lantis Laser, Inc., a New Jersey corporation formed in January 1998 (“Lantis New Jersey”), in a reverse-triangular merger and succeeded to its business as our sole line of business. In connection with the merger, we changed our name to “Lantis Laser Inc.”

In the merger transaction, we issued a total of 63,859,250 shares of common stock, consisting of 60,648,000 shares issued to Lantis New Jersey shareholders and 3,211,250 shares issued to holders of convertible notes payable by Lantis New Jersey. The transaction was treated for accounting purposes as a reverse merger, with Lantis New Jersey being the accounting acquirer.

In September 2006, we completed a private placement of 5,850,000 shares of common stock at a price per share of $0.10. Investors received warrants to purchase one share of common stock at a price of $0.15 per share for each 1.8 shares of stock purchased. The placement agent received a warrant to purchase 178,750 shares of common stock at a price of $0.15 per share.

In May 2007, we completed a private placement of $2,526,500 of 5% Senior Convertible Notes. Investors received warrants to purchase four shares of common stock at a price of $0.25 per share for each $10 invested, and the placement agent received a warrant to purchase 2,947,583 shares of common stock at an exercise price of $0.25 per share.

All of the foregoing share amounts reflect a 1-for-2 reverse stock split that was effected in June 2006.

We were formed to commercialize the application of novel technologies in the dental industry. As our first product, we are developing and plan to market our “OCT Dental Imaging System.” The OCT Dental Imaging System is based on a diagnostic imaging technology referred to as optical coherence tomography, or OCT. We have the exclusive rights to OCT in the dental field under a license agreement with Lawrence Livermore National Laboratories and a non-exclusive license covering a scanning method with LightLab Imaging, Inc., a leader in the application of OCT in the biomedical field.

Our development has taken place over the last five years with the objective of designing and building a system for dentistry that would meet two specific criteria: (1) sufficient resolution to enable the evaluation of oral tissue for the early detection of oral diseases; and (2) that the system would retail for approximately $25,000, making it accessible to almost all dentists for chairside use.

In Phase 1 development, we demonstrated that our system design provided adequate resolution for imaging oral structures. Ongoing development and discussions with prospective strategic partners has shown that the price target to distributors of $18,000 per system can be met, subject to reasonable manufacturing quantities. We are currently in Phase 2 development with five OCT Systems being built for deployment in clinical use. This phase is designed to generate feedback on the user interface and to provide data to support the FDA 510(k) application. We commenced Phase 3, the final pre-production phase, in June 2008 with industrial design, validation of the OCT System and FDA documentation, with market introduction targeted for the first quarter of 2010.

Although we initially believed that the proceeds of our September 2006 and May 2007 private placements would be sufficient to support our Phase 2 and Phase 3 development plan, it has taken longer than we planned and cost more than we had forecast to complete our Beta systems. We anticipate that the development of the OCT System will be completed by the fourth quarter of 2009, when transition to manufacturing will commence with product scheduled to be shipped in the first quarter of 2010. We had previously anticipated earlier timetables – with manufacturing planned to have commenced as early as March 2008 and sales as early as August 2008 – but we experienced some delays and decided to make some technical modifications and component upgrades, as well as a second redesign and additional fabrication runs that further delayed our timetable to the present estimates. These delays will delay the commencement of sales revenue and will require us to seek additional funding earlier than we had planned to complete product development. We plan to seek additional funding promptly. We currently have no commitments for additional funding.

We have no plans to make any significant purchase or sale of equipment, and we plan to outsource the manufacturing of the OCT System. We may seek to hire two additional employees, although we may decide to retain independent contractors in lieu of additional employees.

Fiscal Year Ended December 31, 2008 and 2007

Total Operating Revenues

We recognized $0 in revenue during the years ended December 31, 2008 and 2007. Revenues are anticipated to commence in March 2010 when sales of the OCT imaging system are expected to commence. Generation of sales can only commence upon FDA 510(k) clearance.

Total Operating Expenses

Total operating expenses for the year ended December 31, 2008 were $4,019,587 compared to $1,817,892 for the same period in 2007. This represented an increase of $2,201,695, or 121%, primarily due to stock issued for public relations and investor relations, totaling $2,219,500 for the year ended December 31, 2008, compared to $434,550 for the same period in 2007. The remaining increase is attributable to the increase in professional, consulting and marketing fees as well as legal and accounting fees relating to costs associated with voluntary filing requirements. Research and development costs increased from $440,974 in year ended December 31, 2007 to $890,779 in the same period in 2008, including $105,000 of stock issued for research and development expenses, as the OCT development program was accelerated. Operating expenses also included accrued salaries for management amounting to $200,000 for the period, rent, travel and other general and administrative expenses.

In June 2008, we initiated legal proceedings against two public relations consultants to recover the stock as a result of nonperformance. In October 2008, we settled the dispute, and the consultants agreed to return half of the stock they had received.

We depreciate fixed assets. This resulted in an expense of $24,056 and $22,421 for the years ended December 31, 2008 and 2007, respectively. We determine the fair value of the undiscounted cash flows annually and sooner if circumstances change and determination is required, to value any impairment on our intangible assets and long-lived assets. As of December 31, 2008 and 2007, we determined there was no impairment charge.

Other Income (Expense)

Amortization of debt issuance costs of $97,397 for the year ended December 31, 2008 compares to $64,931 for the same period in 2007, which was for only seven months as the 5% Senior Convertible Notes were issued in May 2007. The loss on investment of $25,000 relates to our share of the loss in the joint venture HyGeniLase, Inc., a development stage company. The difference in the interest expense - debt discount amounting to $333,601 and $213,331 in the years ended December 31, 2008 and 2007, respectively, relates to the 5% Senior Convertible Notes that were issued in May 2007. Interest expense, net of interest income, of $96,773 is the amount of interest payable on the notes for the year ended December 31, 2008 less the interest earned on short term investments compared to $16,583 for the year ended December 31, 2007 which was for a period of less than eight months, as the debt was incurred in mid-May 2007.

Net Income (Loss)

We reported a net (loss) from operations of $(4,572,358) for the year ended December 31, 2008 versus $(2,174,069) for the year ended December 31, 2007. The increase in the net loss is attributable to the increase in total operating expenses, discussed above.

Provision for Income Taxes

There was no provision for income taxes for the year ended December, 2008 and 2007. There was no provision due to the carry forward of approximately $8,051,783 of net operating losses as of December 31, 2008 that we reserved in valuation allowances against this deferred tax asset.

Liquidity and Capital Resources

During the year ended December 31, 2007, the balance in cash and cash equivalents increased to $1,461,906 compared to $348,921 at December 31, 2006. This increase was attributable to cash provided from financing activities of the private placement of convertible notes and warrants of $2,234,310 (net of debt issuance costs), offset by payments on the license fee payable of $134,000, cash used in investing activities of $125,305, and net cash used in operating activities of $829,009, which was attributable to our net loss of $2,174,069, offset by an increase in accounts payable and accrued expenses of $255,977 and adjustments to our net loss from warrants issued to consultants and stock issued for services totaling $727,068.

During the fiscal-year ended, 2008, the balance in cash and cash equivalents decreased to $72,858, representing a net decrease of $1,389,048 for the period, compared to a net increase in cash and cash equivalents of $1,112,985 during the year ended December 31, 2007, which included net cash provided by financing activities of $2,234,310 (net of debt issuance costs) attributable to our sale of the 5% Senior Convertible Notes. This difference also reflects an increase in net cash used in operating activities of $515,753, or approximately 91%.

As of December 31, 2008, we had current assets of $159,190, primarily consisting of cash and cash equivalents totaling $72,858.

As of December 31, 2008, we had $1,115,597 in current liabilities, consisting of $1,025,138 in accounts payable and accrued expenses and $90,459 in accrued interest on convertible notes. We had a working capital deficit of $956,407 at December 31, 2008.

As a development stage company, financial resources have been directed to product development and no revenue has yet been generated. This has caused significant doubt about our ability to continue as a going concern for a period of twelve months. Our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Critical Accounting Policies

Critical accounting polices include the areas where we have made what we consider to be particularly subjective or complex judgments in making estimates and where these estimates can significantly impact our financial results under different assumptions and conditions.

We prepare our financial statements in conformity with accounting principles generally accepted in the United States of America. As such, we are required to make certain estimates, judgments and assumptions that we believe are reasonable based upon the information available. These estimate, judgments and assumptions affect the reported amounts of assets and liabilities at the date of the financial statement and the reported amounts of revenue and expenses during the periods presented. Actual results could be different than those estimates.

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements:

Principles of Consolidation

Our condensed consolidated financial statements include our accounts and the accounts of all of our wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Fair Value of Financial Instruments (other than Derivative Financial Instruments)

The carrying amounts reported in our condensed consolidated balance sheets for cash and cash equivalents and accounts payable approximate fair value because of the immediate or short-term maturity of these financial instruments. For the notes payable, the carrying amount reported is based upon the incremental borrowing rates otherwise available to us for similar borrowings.

Research and Development

We annually incur costs on activities that relate to research and development of new technology and products. Research and development costs are expensed as incurred. Certain of these costs would be reduced by government grants and investment tax credits where applicable. We have expensed our payments in connection with license agreements as research and development costs.

Revenue Recognition

We have not yet generated revenue. We anticipate recognizing revenue in accordance with the contracts we enter into for the distribution of the products that are currently in development.

Income Taxes

Under Financial Accounting Standards Board Statement No. 109, “Accounting for Income Taxes,” the liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

Uncertainty in Income Taxes

In July 2006, the FASB issued Interpretation No. 48 (FIN No. 48), “Accounting for Uncertainty in Income Taxes.” This interpretation requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. We adopted FIN 48 for 2007, and we evaluate our tax positions on an annual basis and have determined that as of December 31, 2008, no additional accrual for income taxes is necessary.

Advertising Costs

We expense the costs associated with advertising as incurred. Advertising expenses for the year ended December 31, 2008 and the years ended December 31, 2007 and 2006 are included in professional, consulting and marketing fees in the consolidated statements of operations.

Fixed Assets

Fixed assets are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets; computer and medical equipment – 5 years, and furniture and fixtures – 5 years.

When assets are retired or otherwise disposed of, the costs and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is recognized in income for the period. The cost of maintenance and repairs is charged to income as incurred; significant renewals and betterments are capitalized. Deduction is made for retirements resulting from renewals or betterments.

Impairment of Long-Lived Assets

Long-lived assets, primarily fixed assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable. We do not perform a periodic assessment of assets for impairment in the absence of such information or indicators. Conditions that would necessitate an impairment assessment include a significant decline in the observable market value of an asset, a significant change in the extent or manner in which an asset is used, or a significant adverse change that would indicate that the carrying amount of an asset or group of assets is not recoverable. For long-lived assets to be held and used, we recognize an impairment loss only if its carrying amount is not recoverable through its undiscounted cash flows and measures the impairment loss based on the difference between the carrying amount and estimated fair value.

Earnings (Loss) Per Share of Common Stock

Basic net (loss) per common share is computed using the weighted average number of common shares outstanding. Diluted earnings per share (“EPS”) includes additional dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options and warrants. The common stock equivalents were not included in the computation of diluted earnings per share on the consolidated statement of operations due to the fact that we reported a net loss and to do so would be anti-dilutive for the periods presented.

Stock-Based Compensation

On December 16, 2004, the Financial Accounting Standards Board (“FASB”) published Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payment” (“SFAS 123R”). SFAS 123R requires that compensation cost related to share-based payment transactions be recognized in the financial statements. Share-based payment transactions within the scope of SFAS 123R include stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee share purchase plans. The provisions of SFAS 123R, as amended, are effective for small business issuers beginning as of the first interim period after December 15, 2005.

On January 1, 2006, we adopted the provisions of FAS No. 123R “Share-Based Payment” (“FAS 123R”), which requires recognition of stock-based compensation expense for all share-based payments based on fair value. Prior to January 1, 2006, we measured compensation expense for all of our share-based compensation using the intrinsic value method prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations. Our financial statements provide pro forma disclosure amounts in accordance with FAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of FASB Statement No. 123” (“FAS 148”), as if the fair value method defined by FAS No. 123, “Accounting for Stock Based Compensation” (“FAS 123”) had been applied to our stock-based compensation.

We have elected to use the modified–prospective approach method. Under that transition method, the calculated expense in 2006 was equivalent to compensation expense for all awards granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair values estimated in accordance with the original provisions of FAS 123. Stock-based compensation expense for all awards granted after January 1, 2006 is based on the grant-date fair values estimated in accordance with the provisions of FAS 123R. We recognize these compensation costs, net of an estimated forfeiture rate, on a pro rata basis over the requisite service period of each vesting tranche of each award. We consider voluntary termination behavior, as well as trends of actual option forfeitures, when estimating the forfeiture rate.

We measure compensation expense for our non-employee stock-based compensation under the Financial Accounting Standards Board (“FASB”) Emerging Issues Task Force (“EITF”) Issue No. 96-18, “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” The fair value of the option issued is used to measure the transaction, as this is more reliable than the fair value of the services received. The fair value is measured at the value of our common stock on the date that the commitment for performance by the counterparty has been reached or the counterparty’s performance is complete. The fair value of the equity instrument is charged directly to compensation expense and additional paid-in capital.

Debt Issuance Costs

Debt issuance costs relate to the fees paid in connection with our outstanding convertible notes. These fees are being amortized over the life of the convertible notes, which is three years. Should the notes be converted prior to the maturity date of three years, then the debt issuance costs will be amortized sooner.

Beneficial Conversion Features

EITF 00-27 applies to convertible securities with beneficial conversion features that must be settled in stock and to those that give the issuer a choice in settling the obligation in either stock or cash. EITF 00-27 requires that the beneficial conversion feature should be valued at the commitment date as the difference between the conversion price and the fair market value of the common stock into which the security is convertible, multiplied by the number of shares into which the security is convertible. EITF 00-27 further limits this amount to the proceeds allocated to the convertible instrument.

Recent Issued Accounting Standards

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements.” This standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosure about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. Accordingly, we adopted SFAS 157 on January 1, 2008. The adoption of SFAS 157 is not expected to have a material effect on our financial position or results of operations.

In February 2007, the FASB issued FAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115”, (“FAS 159”) which permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. A business entity is required to report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. This statement is expected to expand the use of fair value measurement. FAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No 51” (SFAS 160). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, changes in a parent’s ownership of a noncontrolling interest, calculation and disclosure of the consolidated net income attributable to the parent and the noncontrolling interest, changes in a parent’s ownership interest while the parent retains its controlling financial interest and fair value measurement of any retained noncontrolling equity investment.

SFAS 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. We are determining the impact that the adoption of SFAS No. 160 will have on our consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS 141R, Business Combinations (“SFAS 141R”), which replaces FASB SFAS 141, Business Combinations. This Statement retains the fundamental requirements in SFAS 141 that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. SFAS 141R defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control. SFAS 141R will require an entity to record separately from the business combination the direct costs, where previously these costs were included in the total allocated cost of the acquisition. SFAS 141R will require an entity to recognize the assets acquired, liabilities assumed, and any non-controlling interest in the acquired at the acquisition date, at their fair values as of that date. This compares to the cost allocation method previously required by SFAS No. 141. SFAS 141R will require an entity to recognize as an asset or liability at fair value for certain contingencies, either contractual or non-contractual, if certain criteria are met. Finally, SFAS 141R will require an entity to recognize contingent consideration at the date of acquisition, based on the fair value at that date. This Statement will be effective for business combinations completed on or after the first annual reporting period beginning on or after December 15, 2008. Early adoption of this standard is not permitted and the standards are to be applied prospectively only. Upon adoption of this standard, there would be no impact to our results of operations and financial condition for acquisitions previously completed. The adoption of SFAS No. 141R is not expected to have a material effect on our consolidated financial position, results of operations or cash flows.

In December 2007, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 110, “Use of a Simplified Method in Developing Expected Term of Share Options” (“SAB 110”). SAB 110 expenses the current view of the staff that it will accept a company’s election to use the simplified method discussed in Staff Accounting Bulletin No. 107, “Share Based Payment”, (“SAB 107”), for estimating the expected term of “plain vanilla” share options regardless of whether the company has sufficient information to make more refined estimates. SAB 110 became effective for us on January 1, 2008. The adoption of SAB 110 is not expected to have a material impact on our financial position.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities. These enhanced disclosures will discuss: how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations; and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company does not believe that SFAS 161 will have an impact on their results of operations or financial position.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (SFAS 162). SFAS 162 makes the hierarchy of generally accepted accounting principles explicitly and directly applicable to preparers of financial statements, a step that recognizes preparers’ responsibilities for selecting the accounting principles for their financial statements. The effective date for SFAS 162 is 60 days following the U.S. Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board’s related amendments to remove the GAAP hierarchy from auditing standards, where it has resided for some time. The adoption of SFAS 162 will not have an impact on the Company’s results of operations or financial position.

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts – an interpretation of SFAS No. 60” (SFAS 163). SFAS 163 prescribes accounting for insures of financial obligations, bringing consistency to recognizing and recording premiums and to loss recognition. SFAS 163 also requires expanded disclosures about financial guarantee insurance contracts. Except for some disclosures, SFAS 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The adoption of SFAS 163 will not have an impact on the Company’s results of operations or financial position.

In April 2008, the FASB issued FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets”. This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”. The Company was required to adopt FSP 142-3 on October 1, 2008. The guidance in FSP 142-3 for determining the useful life of a recognized intangible asset shall be applied prospectively to intangible assets acquired after adoption, and the disclosure requirements shall be applied prospectively to all intangible assets recognized as of, and subsequent to, adoption. The Company does not believe FSP 142-3 will materially impact their financial position, results of operations or cash flows.

In May 2008, the FASB issued FSP Accounting Principles Board 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”). FSP APB 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s non-convertible debt borrowing rate. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008 on a retroactive basis. The Company does not believe that the adoption of FSP APB 14-1 will have a material effect on its financial position, results of operations or cash flows.
In June 2008, the Emerging Issues Task Force issued EITF No. 07-05, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF 07-05”), which supersedes the definition in EITF 06-01 for periods beginning after December 15, 2008. The objective of EITF 07-05 is to provide guidance for determining whether an equity-linked financial instrument (or embedded feature) is indexed to an entity’s own stock and it applies to any freestanding financial instrument or embedded feature that has all the characteristics of a derivative in FSAB 133, for purposes of determining whether that instrument or embedded feature qualifies for the first part of the scope exception in paragraph 11(a) of SFAS 133 (“the Paragraph 11(a) Exception”). EITF 07-05 also applies to any freestanding financial instrument that is potentially settled in an entity’s own stock, regardless of whether the instrument is within the scope of EITF 00-19. The Company is determining what impact, if any, EITF 07-05 will have on its financial position, results of operations and cash flows.

In June 2008, the Emerging Issues Task Force issued EITF 08-04, “Transition Guidance for Conforming Changes to EITF 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” (“EITF 08-04”). EITF 08-04 is effective for years ending after December 15, 2008. The overall objective of EITF 08-04 is to conform the requirements of EITF 00-27 and FASB 150 with EITF 98-5 to provide for consistency in application of the standard. The Company has computed and recorded a beneficial conversion feature in connection with certain of their prior financing arrangements and does not believe that EITF 08-04 will have a material effect on that accounting.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date and are not expected to have a material impact on the consolidated financial statements upon adoption.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8.	Financial Statements and Supplementary Data

The following financial statements are included:

Report of Independent Registered Public Accounting Firm	p. 29
Audited Financial Statements:
Consolidated Balance Sheets	p. 30
Consolidated Statements of Operations	p. 31
Consolidated Statement of Shareholders’ Equity (Deficit)	p. 32
Consolidated Statements of Cash Flows	p. 33
Notes to Consolidated Financial Statements	p. 34

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Lantis Laser Inc.
Denville, NJ

We have audited the accompanying consolidated balance sheets of Lantis Laser Inc. (the “Company”) as of December 31, 2008 and 2007 and the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for the years ended December 31, 2008 and 2007 with cumulative totals since the Company’s inception.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  We were not engaged to perform an audit of the Company’s internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lantis Laser Inc. as of December 31, 2008 and 2007, and the results of its consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for the years ended December 31, 2008 and 2007, with cumulative totals since January 14, 1998, the commencement of the development stage in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the consolidated financial statements, the Company is a development stage company and has sustained operating losses and capital deficits that raise substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 1.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ KBL, LLP
New York, NY
March 30, 2009

LANTIS LASER INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2008 AND 2007

	DECEMBER 31,	DECEMBER 31,
	2008	2007
ASSETS
Current Assets:
Cash and cash equivalents	$72,858	$1,461,906
Prepaid expenses and other current assets	5,000	2,100,000
Investment under equity method	81,332	56,332

Total Current Assets	159,190	3,618,238

Fixed assets, net of depreciation	69,552	88,844

Other Assets:
Debt issuance costs, net of amortization	129,862	227,259

Total Other Assets	129,862	227,259

TOTAL ASSETS	$358,604	$3,934,341

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

LIABILITIES
Current Liabilities:
Accrued interest - convertible notes	$90,459	$90,805
Accounts payable and accrued expenses	1,025,138	601,750

Total Current Liabilities	1,115,597	692,555

Long-term Liabilities:
Convertible notes payable, net of discount and beneficial conversion feature	2,054,999	1,721,398

Total Long-term Liabilities	2,054,999	1,721,398

Total Liabilities	3,170,596	2,413,953

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $.001 Par Value; 10,000,000 shares authorized and 0 shares issued and outstanding	-	-
Common stock, $.001 Par Value; 990,000,000 shares authorized and 100,118,238 and 98,973,388 shares issued and outstanding	100,118	98,973
Additional paid-in capital	4,330,287	4,084,510
Additional paid-in capital - warrants	1,167,987	1,174,931
Deficits accumulated during the development stage	(8,410,384)	(3,838,026)

Total Stockholders’ Equity (Deficit)	(2,811,992)	1,520,388

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$358,604	$3,934,341

LANTIS LASER INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007
WITH CUMULATIVE TOTALS SINCE JANUARY 14, 1998 (INCEPTION)

			CUMULATIVE
			TOTALS SINCE
	YEARS ENDED		INCEPTION
	DECEMBER 31,		JANUARY 14,
	2008	2007	1998

OPERATING REVENUES
Sales	$-	$-	$-

OPERATING EXPENSES

Research and development	890,779	440,974	1,936,753
Wages and wage related expenses	200,000	200,000	779,981
Professional, consulting and marketing fees	2,726,481	1,054,818	4,268,056
Other general and administrative expenses	178,271	99,679	378,257
Depreciation	24,056	22,421	68,767
Total Operating Expenses	4,019,587	1,817,892	7,431,814

LOSS BEFORE OTHER INCOME (EXPENSE)	(4,019,587)	(1,817,892)	(7,431,814)

Amortization of debt issuance costs	(97,397)	(64,931)	(162,328)
Loss in investment under equity method	(25,000)	(61,332)	(86,332)
Interest expense - debt discount	(333,601)	(213,331)	(546,932)
Interest income (expense), net	(96,773)	(16,583)	(182,978)
Total Other Income (expense)	(552,771)	(356,177)	(978,570)

NET LOSS BEFORE PROVISION FOR INCOME TAXES	(4,572,358)	(2,174,069)	(8,410,384)
Provision for Income Taxes	-	-	-

NET LOSS APPLICABLE TO COMMON SHARES	$(4,572,358)	$(2,174,069)	$(8,410,384)

NET LOSS PER BASIC AND DILUTED SHARES	$(0.03)	$(0.01)	$(0.32)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	99,682,194	93,211,074	27,496,052

LANTIS LASER INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007
WITH CUMULATIVE TOTALS SINCE JANUARY 14, 1998 (INCEPTION)

							Deficits
						Additional	Accumulated
					Additional	Paid-in	During the
	Preferred Stock		Common Stock		Paid-in	Capital-	Development
	Shares	Amount	Shares	Amount	Capital	Warrants	Stage	Total

Balance - January 14, 1998	$-	$-	$-	$-	$-	$-	$-	$-

Shares issued to founders	-	-	200	200	87	-	-	287

Net loss for the period January 14, 1998 through December 31, 2003	-	-	-	-	-	-	(408,404)	(408,404)

Balance January 1, 2004	-	-	200	200	87	-	(408,404)	(408,117)

Shares issued in reverse merger	-	-	81,788,563	81,589	(81,876)	-	-	(287)

Shares issued in conversion of notes	-	-	3,211,250	3,211	256,318	-	-	259,529

Net loss for the year	-	-				-	(251,734)	(251,734)

Balance December 31, 2004	-	-	85,000,013	85,000	174,529	-	(660,138)	(400,609)

Net loss for the year	-	-	-	-	-	-	(347,397)	(347,397)

Balance December 31, 2005	-	-	85,000,013	85,000	174,529	-	(1,007,535)	(748,006)

Shares and warrants issued in private placement, net of placement fees	-	-	5,850,000	5,850	307,507	208,143	-	521,500

Shares issued for services rendered	-	-	1,500,000	1,500	148,500	-	-	150,000

Warrants issued to former noteholders	-	-	-	-	-	159,610	-	159,610

Warrants issued to consultant in private placement	-	-	-	-	-	17,769	-	17,769

Adjust fair value of warrants issued in private placement	-	-	-	-	-	114,930	-	-

Royalty fees forgiven by Lawrence Livermore	-	-	-	-	380,000	-	-	380,000

Net loss for the year ended December 31, 2006 as previously reported	-	-	-	-	-	-	(771,352)	(771,352)

Prior period adjustment - correction of an error see Note 10	-	-	-	-	-	(114,930)	114,930	-

Net loss for the year ended December 31, 2006 as restated	-	-	-	-	-	-	(656,422)	(656,422)

Balance December 31, 2006	-	-	92,350,013	92,350	1,010,536	385,522	(1,663,957)	(175,549)

Warrants issued to placement agent	-	-	-	-	-	292,518	-	292,518

Warrants issued to convertible noteholders	-	-	-	-	-	513,132	-	513,132

Beneficial conversion feature on convertible notes	-	-	-	-	505,300	-	-	505,300

Shares issued for services rendered (including prepaid services)	-	-	6,460,000	6,460	2,528,090	-	-	2,534,550

Exercise of warrants	-	-	163,375	163	40,584	(16,241)	-	24,506

Net loss for the year ended December 31, 2007	-	-	-	-	-	-	(2,174,069)	(2,174,069)

Balance December 31, 2007	-	-	98,973,388	98,973	4,084,510	1,174,931	(3,838,026)	1,520,388

Exercise of warrants	-	-	69,850	70	17,352	(6,944)	-	10,478

Shares issued for services rendered (including prepaid services)	-	-	1,075,000	1,075	228,425	-	-	229,500

Net loss for the year ended December 31, 2008	-	-	-	-	-	-	(4,572,358)	(4,572,358)

Balance December 31, 2008	$-	$-	$100,118,238	$100,118	$4,330,287	$1,167,987	$(8,410,384)	$(2,811,992)

LANTIS LASER INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007
WITH CUMULATIVE TOTALS SINCE JANUARY 14, 1998 (INCEPTION)

			CUMULATIVE
	YEARS ENDED		TOTALS SINCE
	DECEMBER 31,		JANUARY 14, 1998
	2008	2007	(INCEPTION)

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,572,358)	$(2,174,069)	$(8,410,384)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	24,056	22,421	68,767
Amortization of debt issuance costs	97,397	64,931	162,328
Interest expense - debt discount	168,083	107,486	275,569
Interest expense - beneficial conversion feature	165,518	105,845	271,363
Loss on investment under equity method	25,000	61,332	86,332
License fees payable for research and development	-	-	605,000
Warrants issued to former noteholders and consultants	-	292,518	469,897
Common stock issued for consulting services	124,500	434,550	709,050

Changes in assets and liabilities
Decrease (increase) in prepaid expenses	2,200,000	-	2,200,000
Increase in accounts payable and and accrued expenses	423,388	255,977	1,178,471
Accrued interest on convertible notes	(346)	-	(346)
Total adjustments	3,227,596	1,345,060	6,026,431

Net cash (used in) operating activities	(1,344,762)	(829,009)	(2,383,953)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of fixed assets	(4,764)	(7,641)	(138,319)
Investment under equity method	(50,000)	(117,664)	(167,664)

Net cash (used in) investing activities	(54,764)	(125,305)	(305,983)

CASH FLOWS FROM FINANCING ACTIVITES
Proceeds from notes payable	-	-	197,000
Proceeds from exercise of warrants	10,478	24,506	34,984
Proceeds from convertible notes and warrants, net of debt issuance costs	-	2,234,310	2,234,310
Payments of license fee payable	-	(134,000)	(225,000)
Proceeds from private placement, net of fees	-	-	521,500
Proceeds (payments) from related parties	-	(57,517)	-

Net cash provided by financing activities	10,478	2,067,299	2,762,794

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,389,048)	1,112,985	72,858

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	1,461,906	348,921	-

CASH AND CASH EQUIVALENTS - END OF PERIOD	$72,858	$1,461,906	$72,858

CASH PAID DURING THE YEAR FOR:
Income taxes	$-	$-	$-
Interest expense	$126,325	$13,617	$139,942

SUPPLEMENTAL NONCASH INFORMATION:

Conversion of notes and interest for common stock	$-	$-	$259,529
Conversion of license fee payable into capital	$-	$-	$380,000
Common stock issued for consulting services	$124,500	$434,550	$709,050
Warrants issued to former noteholders and consultants	$-	$292,518	$469,897
Common stock issued for prepaid expenses	$105,000	$2,100,000	$2,205,000

LANTIS LASER INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

NOTE 1 -	ORGANIZATION AND BASIS OF PRESENTATION

Lantis Laser, Inc. (the “Company”) was incorporated in the State of New Jersey on January 14, 1998. On November 3, 2004, the Company was acquired by Hypervelocity, Inc., a Nevada corporation.

In the transaction, the Company exchanged 100% of their stock in exchange for 127,718,500 shares of common stock of Hypervelocity, Inc.  The transaction was treated for accounting purposes as a reverse merger by Lantis Laser, Inc. being the accounting acquirer.  Included in the 127,718,500 shares issued to the shareholders of Lantis Laser, Inc. in the transaction, 6,422,500 shares were issued in conversion of convertible notes payable the Company had entered into in 2001 and 2003.  The shares represent the conversion of the original notes, the interest accrued on those notes as well as warrants that were offered and paid for by the note holders.  The value of the convertible notes, interest and warrants were $259,529.

On December 9, 2004, Hypervelocity, Inc. changed its name to Lantis Laser Inc. which is domiciled in Nevada.

On June 16, 2006, the Company authorized a 1 for 2 reverse stock split for all issued shares.  All shares reflected herein have been retroactively adjusted to account for the reverse stock split as required by SAB Topic 14C.

In October 2006, the Company completed a private placement for the sale of 5,850,000 shares of its common stock at a price per share of $0.10.  For every 1.8 share of stock purchased, the investors received 1 warrant.  The Company valued each component in accordance with APB 14.

In December 2006, the Company issued 1,500,000 shares to a consulting company for public and investor relation services.  These shares were valued at $.10 per share or $150,000.

In April and May 2007, the Company issued 5% Senior Convertible 3 Year Notes to investors in the amount of $2,526,500, which equaled the gross proceeds raised by the Company (the “Convertible Notes”).  The Convertible Notes are convertible to shares of the Company’s common stock anytime in the three-year period at a fixed conversion price of $.15.  The Convertible Notes will convert into 16,843,333 shares of the Company’s common stock.  None of the notes have been converted. The convertible noteholders received 6,737,333 detachable warrants with their notes.  The warrants are exercisable for five years from date of issue at an exercise price of $.25.  The Company under APB 14 separately valued the warrants at $513,132, and recorded a debt discount in that amount which is being amortized to interest expense over the three-year Convertible Notes period.  The Company has recorded an additional discount of $505,300 as the value of the beneficial conversion option in accordance with the provisions of EITF 00-27.

In 2007, the Company issued 6,460,000 shares to various consultants for public and investor relation services.  These shares were valued at various prices between $.21 and $.40 per share or $2,534,550.

LANTIS LASER INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2008 AND 2007

NOTE 1 -	ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

On December 19, 2007, HyGeniLase, Inc., (“HyGeniLase”) a Delaware corporation was formed.  HyGeniLase is a joint venture between the Company and Laser Energetics, Inc., (“LEI”), an Oklahoma corporation, with each party owning 50% of the company.  HyGeniLase was formed to develop, manufacture, market, sell and distribute dental laser process technology to the dental markets worldwide (see Note 11).

In 2008, the Company issued 575,000 shares to various consulting firms for public and investor relation services.  These shares were valued at between $.21 and $.26 per share or $124,500.

The Company in June 2008, entered into a strategic agreement with AXSUN Technologies whereby AXSUN will manufacture and supply the Integrated Optical Coherence Tomography Engine for the Company’s OCT Dental Imaging System.  Under the terms of the agreement, the Company has exclusive rights to the OCT Engine for use in diagnostic imaging of teeth and soft tissue in human and animal dentistry.  The Company issued 500,000 shares of stock to AXSUN in connection with this agreement (see Note 8).

The Company was formed to commercialize the application of novel technologies in the dental industry.  The criteria for selected products include competitive edge, exclusivity and large market potential.  The Company is in development of its Optical Coherence Tomography ("OCT") "Dental Imaging" as its first product.  The Company has licensed the exclusive rights for the dental field for the OCT patented technology from Lawrence Livermore National Laboratories (dental application patents) and the non-exclusive rights from LightLab Imaging (scanning patents).  OCT was invented in the early 1990’s at Massachusetts Institute of Technology and it is currently being commercialized by LightLab Imaging for cardiovascular imaging, cancer detection and Carl Zeiss Meditec in ophthalmology.  On May 31, 2007, the Company entered into an exclusive licensing agreement for the field of dentistry with The University of Florida Research Foundation for novel technology relevant to the imaging probe of its Dental Imaging System; the Agreement carries a $1,000 initial licensing fee with royalty payments to commence in 2008.     On July 9, 2008, the Company entered into an exclusive license agreement for the field of dentistry for a patent pending technology known as Near Infrared Transillumination Imaging (NIR). The Company paid the initial licensing fee of $10,000.  This technology is synergistic with the OCT technology and the Company intends to sell it in a combination OCT/NIR platform and also as a standalone product.

Management of the Company has extensive experience in the dental industry, including technology, development, marketing and distribution, clinical and research dentistry.

OCT is a new diagnostic imaging technology that is based on advanced photonics and fiber optics.  It enables the capture of cross-sectional images of tissue with an axial resolution of up to ten times that of x-ray, providing tissue characterization and images that cannot be obtained by any other means, including x-ray.  Information is captured by shining a near- infrared light through a single optical fiber only .006” diameter deep into the internal structures of the subject tissue.

LANTIS LASER INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2008 AND 2007

NOTE 1 -	ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

When the light becomes scattered in the dense biological tissue, a certain component of the reflected light remains unscattered and thus contains good quantitative and structural image information.  The OCT technology maps the changing intensities of reflections from the tissue to form an image of the subject area.  This image, displayed on a monitor in real time, has an unprecedented amount of diagnostic information and can be manipulated, printed out and stored in a digital format.

Going Concern

As shown in the accompanying consolidated financial statements the Company has incurred recurring losses of $4,572,358 and $2,174,069 for the years ended December 31, 2008 and 2007 respectively, and has incurred a cumulative loss of $8,410,384 since inception (January 14, 1998).  In addition, the Company has a working capital deficit in the amount of $956,407 as of December 31, 2008. The Company is currently in the development stage and has been spending a majority of their time in the development of the OCT technology which they currently hold exclusive and non-exclusive licenses of the patents for.

There is no guarantee that the Company will be able to raise enough capital or generate revenues to sustain its operations.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period.

Management believes that the Company’s capital requirements will depend on many factors.  These factors include the final phase of development being successful as well as product implementation and distribution first nationally, then internationally.  In April and May 2007, the Company completed a debt offering in the form of a 5% Senior Convertible Note in the amount of $2,526,500 as well as a private placement for $585,000 with the issue of 5,850,000 of its stock of which the Company received, net of fees, $2,786,785 from both offerings.  The proceeds received will be utilized in the Phase 2 and final stages of development.

The Company also renegotiated both of their license agreements and Lawrence Livermore agreed to forgive accrued royalty fees in the amount of $380,000 as the Company was not sufficiently capitalized to further develop its technology.

In the near term, the Company plans to seek quotation of its common stock on the OTC Bulletin Board to gain liquidity and notoriety.  The Company will continue to pursue traditional forms of financing, in addition to the approximately $3,250,000 it raised through convertible notes and the issuance of common stock to assist them in meeting their current working capital needs.  The Company’s ability to continue as a going concern for a reasonable period is dependent upon management’s ability to raise additional interim capital and, ultimately, achieve profitable operations.  There can be no assurance that management will be able to raise sufficient capital, under terms satisfactory to the Company, if at all.

The consolidated financial statements do not include any adjustments relating to the carrying amounts of recorded assets or the carrying amounts and classification of recorded liabilities that may be required should the Company be unable to continue as a going concern.

LANTIS LASER INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2008 AND 2007

NOTE 2 -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Development Stage Company

The Company is considered to be in the development stage as defined in Statement of Financial Accounting Standards (SFAS) No.7, "Accounting and Reporting by Development Stage Enterprises". The Company has devoted substantially all of its efforts to the development of their OCT technology.  Additionally, the Company has allocated a substantial portion of their time and investment in bringing their services to the market, and the raising of capital.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary.  All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  On an ongoing basis, the Company evaluates its estimates, including, but not limited to, those related to derivative liabilities, bad debts, income taxes and contingencies.  The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.  Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments and other short-term investments with an initial maturity of three months or less to be cash equivalents.  Any amounts of cash in financial institutions over FDIC insured limits, exposes the Company to cash concentration risk.

Fair Value of Financial Instruments (other than Derivative Financial Instruments)

The carrying amounts reported in the consolidated balance sheet for cash and cash equivalents, and accounts payable approximate fair value because of the immediate or short-term maturity of these financial instruments.  For the notes payable, the carrying amount reported is based upon the incremental borrowing rates otherwise available to the Company for similar borrowings.

LANTIS LASER INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2008 AND 2007

NOTE 2 -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Research and Development

The Company annually incurs costs on activities that relate to research and development of new technology and products.  Research and development costs are expensed as incurred.  Certain of these costs would be reduced by government grants and investment tax credits where applicable.  The Company has expensed its payments in connection with the license agreement as research and development costs.

Revenue Recognition

The Company has not recognized revenues to date.  The Company anticipates recognizing revenue in accordance with the contracts it enters into for the distribution of the products that are currently in development.

Accounts Receivable

The Company when it will conduct business it will extend credit based on an evaluation of the customers’ financial condition, generally without requiring collateral.  Exposure to losses on receivables is expected to vary by customer due to the financial condition of each customer.  The Company monitors exposure to credit losses and maintains allowances for anticipated losses considered necessary under the circumstances.  The Company has not recorded any receivables, and therefore no allowance for doubtful accounts at December 31, 2008 and December 31, 2007, respectively.

Accounts receivable will generally be due within 30 days and collateral is not required.

Income Taxes

Under Financial Accounting Standards Board Statement No. 109, “Accounting for Income Taxes,” the liability method is used in accounting for income taxes.  Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

Uncertainty in Income Taxes

In July 2006, the FASB issued interpretation No. 48 (FIN No. 48), “Accounting for Uncertainty in Income Taxes.”  This interpretation requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach.  FIN No. 48 is effective for fiscal years beginning after December 15, 2006.  Management has adopted FIN 48 for 2007, and they evaluate their tax positions on an annual basis and have determined that as of December 31, 2008 no additional accrual for income taxes is necessary.

LANTIS LASER INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2008 AND 2007

NOTE 2 -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Advertising Costs

The Company expenses the costs associated with advertising as incurred.  Advertising expenses for the years ended December 31, 2008 and 2007 are included in professional, consulting and marketing fees in the consolidated statements of operations.

Fixed Assets

Fixed assets are stated at cost.  Depreciation is computed using the straight-line method over the estimated useful lives of the assets; computer and medical equipment - 5 years, and furniture and fixtures - 5 years.

When assets are retired or otherwise disposed of, the costs and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is recognized in income for the period.  The cost of maintenance and repairs is charged to income as incurred; significant renewals and betterments are capitalized.  Deduction is made for retirements resulting from renewals or betterments.

Impairment of Long-Lived Assets

Long-lived assets, primarily fixed assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable.  The Company does not perform a periodic assessment of assets for impairment in the absence of such information or indicators.  Conditions that would necessitate an impairment assessment include a significant decline in the observable market value of an asset, a significant change in the extent or manner in which an asset is used, or a significant adverse change that would indicate that the carrying amount of an asset or group of assets is not recoverable.  For long-lived assets to be held and used, the Company recognizes an impairment loss only if its carrying amount is not recoverable through its undiscounted cash flows and measures the impairment loss based on the difference between the carrying amount and estimated fair value.

(Loss) Per Share of Common Stock

Basic net (loss) per common share is computed using the weighted average number of common shares outstanding.  Diluted earnings per share ("EPS") include additional dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options and warrants.  Common stock equivalents were not included in the computation of diluted earnings per share on the consolidated statement of operations due to the fact that the Company reported a net loss and to do so would be anti-dilutive for the periods presented.

LANTIS LASER INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2008 AND 2007

NOTE 2 -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(Loss) Per Share of Common Stock (Continued)

The following is a reconciliation of the computation for basic and diluted EPS:

			Cumulative
			Totals since
	December 31,	December 31,	January 14, 1998
	2008	2007	(Inception)

Net loss	$(4,572,358)	$(2,174,069)	$(8,410,384)

Weighted-average common shares
Outstanding (Basic)	99,682,194	93,211,074	27,496,052

Weighted-average common stock
Equivalents
Convertible Notes	16,843,333	16,843,333	16,843,333
Stock options	-	-	-
Warrants	14,486,066	14,555,916	14,486,066

Weighted-average commons shares
Outstanding (Diluted)	131,011,593	124,610,323	58,825,451

Stock-Based Compensation

On December 16, 2004, the Financial Accounting Standards Board (“FASB”) published Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payment” (“SFAS 123R”).  SFAS 123R requires that compensation cost related to share-based payment transactions be recognized in the financial statements.  Share-based payment transactions within the scope of SFAS 123R include stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee share purchase plans.  The provisions of SFAS 123R, as amended, are effective for small business issuers beginning as of the next interim period after December 15, 2005.

On January 1, 2006, the Company adopted the provisions of FAS No. 123R “Share-Based Payment” (“FAS 123R”) which requires recognition of stock-based compensation expense for all share-based payments based on fair value.  Prior to January 1, 2006, the Company measured compensation expense for all of its share-based compensation using the intrinsic value method prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations.  The Company has provided pro forma disclosure amounts in accordance with FAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123” (“FAS 148”), as if the fair value method defined by FAS No. 123, “Accounting for Stock Based Compensation” (“FAS 123”) had been applied to its stock-based compensation.

LANTIS LASER INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2008 AND 2007

NOTE 2 -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Stock-Based Compensation (Continued)

The Company has elected to use the modified-prospective approach method.  Under that transition method, the calculated expense in 2006 is equivalent to compensation expense for all awards granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair values estimated in accordance with the original provisions of FAS 123.  Stock-based compensation expense for all awards granted after January 1, 2006 is based on the grant-date fair values estimated in accordance with the provisions of FAS 123R.  The Company recognizes these compensation costs, net of an estimated forfeiture rate, on a pro rata basis over the requisite service period of each vesting tranche of each award.  The Company considers voluntary termination behavior as well as trends of actual option forfeitures when estimating the forfeiture rate.

The Company measures compensation expense for its non-employee stock-based compensation under the Financial Accounting Standards Board (FASB) Emerging Issues Task Force (EITF) Issue No. 96-18, “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services".  The fair value of the option issued is used to measure the transaction, as this is more reliable than the fair value of the services received.  The fair value is measured at the value of the Company’s common stock on the date that the commitment for performance by the counterparty has been reached or the counterparty’s performance is complete.  The fair value of the equity instrument is charged directly to compensation expense and additional paid-in capital.  For common stock issuances to non-employees that are fully vested and are for future periods, the Company classifies these issuances as prepaid expenses and expenses the prepaid expenses over the service period.  At no time has the Company issued common stock for a period that exceeds one year.

Segment Information

The Company follows the provisions of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information”.  This standard requires that companies disclose operating segments based on the manner in which management disaggregates the Company in making internal operating decisions.  The Company only operates in one reporting segment as of December 31, 2008 and for the years ended December 31, 2008 and 2007.

Debt Issuance Costs

Debt issuance costs relate to the fees paid in connection with the Convertible Notes.  These fees are being amortized over the life of the Convertible Notes which is three years.  Should the notes be converted prior to the maturity date of three years, then the debt issuance costs will be amortized sooner.  The Company amortized $97,397 and $64,931 for the years ended December 31, 2008 and 2007, respectively.

LANTIS LASER INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2008 AND 2007

NOTE 2 -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Beneficial Conversion Features

EITF 00-27 applies to convertible securities with beneficial conversion features that must be settled in stock and to those that give the issuer a choice in settling the obligation in either stock or cash.  EITF 00-27 requires that the beneficial conversion feature should be valued at the commitment date as the difference between the conversion price and the fair market value of the common stock into which the security is convertible, multiplied by the number of shares into which the security is convertible.  EITF 00-27 further limits this amount to the proceeds allocated to the convertible instrument.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements.”  This standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosure about fair value measurements.  This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007.  Early adoption is encouraged.  The adoption of SFAS 157 did not have a material impact on the consolidated financial statements.

In February 2007, the FASB issued FAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115” (“FAS 159”) which permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates.  A business entity is required to report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date.  This statement is expected to expand the use of fair value measurement.  FAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No 51” (SFAS 160).  SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, changes in a parent’s ownership of a non-controlling interest, calculation and disclosure of the consolidated net income attributable to the parent and the non-controlling interest, changes in a parent’s ownership interest while the parent retains its controlling financial interest and fair value measurement of any retained non-controlling equity investment.

SFAS 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.  Early adoption is prohibited.  The adoption of SFAS 160 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

LANTIS LASER INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2008 AND 2007

NOTE 2 -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements (Continued)

In December 2007, the FASB issued SFAS 141R, Business Combinations (“SFAS 141R”), which replaces FASB SFAS 141, Business Combinations.  This Statement retains the fundamental requirements in SFAS 141 that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination.  SFAS 141R defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control.  SFAS 141R will require an entity to record separately from the business combination the direct costs, where previously these costs were included in the total allocated cost of the acquisition.  SFAS 141R will require an entity to recognize the assets acquired, liabilities assumed, and any non-controlling interest in the acquired at the acquisition date, at their fair values as of that date.  This compares to the cost allocation method previously required by SFAS No. 141.  SFAS 141R will require an entity to recognize as an asset or liability at fair value for certain contingencies, either contractual or non-contractual, if certain criteria are met.  Finally, SFAS 141R will require an entity to recognize contingent consideration at the date of acquisition, based on the fair value at that date.  This Statement will be effective for business combinations completed on or after the first annual reporting period beginning on or after December 15, 2008.  Early adoption of this standard is not permitted and the standards are to be applied prospectively only.  The adoption of SFAS No. 141R did not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

In December 2007, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 110, “Use of a Simplified Method in Developing Expected Term of Share Options” (“SAB 110”).  SAB 110 expresses the current view of the staff that it will accept a company’s election to use the simplified method discussed in Staff Accounting Bulletin No. 107, “Share Based Payment” (“SAB 107”), for estimating the expected term of “plain vanilla” share options regardless of whether the company has sufficient information to make more refined estimates. SAB 110 became effective for the Company on January 1, 2008.  The adoption of SAB 110 did not have a material impact on the Company’s financial position.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities. These enhanced disclosures will discuss: how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations; and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company does not believe that SFAS 161 will have an impact on their results of operations or financial position.

LANTIS LASER INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2008 AND 2007

NOTE 2 -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements (Continued)

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (SFAS 162). SFAS 162 makes the hierarchy of generally accepted accounting principles explicitly and directly applicable to preparers of financial statements, a step that recognizes preparers’ responsibilities for selecting the accounting principles for their financial statements. The effective date for SFAS 162 is 60 days following the U.S. Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board’s related amendments to remove the GAAP hierarchy from auditing standards, where it has resided for some time. The adoption of SFAS 162 will not have an impact on the Company’s results of operations or financial position.

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts – an interpretation of SFAS No. 60” (SFAS 163). SFAS 163 prescribes accounting for insures of financial obligations, bringing consistency to recognizing and recording premiums and to loss recognition. SFAS 163 also requires expanded disclosures about financial guarantee insurance contracts. Except for some disclosures, SFAS 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The adoption of SFAS 163 will not have an impact on the Company’s results of operations or financial position.

In April 2008, the FASB issued FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets”. This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”. The Company was required to adopt FSP 142-3 on October 1, 2008. The guidance in FSP 142-3 for determining the useful life of a recognized intangible asset shall be applied prospectively to intangible assets acquired after adoption, and the disclosure requirements shall be applied prospectively to all intangible assets recognized as of, and subsequent to, adoption. The Company does not believe FSP 142-3 will materially impact their financial position, results of operations or cash flows.

In May 2008, the FASB issued FSP Accounting Principles Board 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”). FSP APB 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s non-convertible debt borrowing rate. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008 on a retroactive basis. The Company does not believe that the adoption of FSP APB 14-1 will have a material effect on its financial position, results of operations or cash flows.

LANTIS LASER INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2008 AND 2007

NOTE 2 -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements (Continued)
In June 2008, the Emerging Issues Task Force issued EITF No. 07-05, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF 07-05”), which supersedes the definition in EITF 06-01 for periods beginning after December 15, 2008. The objective of EITF 07-05 is to provide guidance for determining whether an equity-linked financial instrument (or embedded feature) is indexed to an entity’s own stock and it applies to any freestanding financial instrument or embedded feature that has all the characteristics of a derivative in FSAB 133, for purposes of determining whether that instrument or embedded feature qualifies for the first part of the scope exception in paragraph 11(a) of SFAS 133 (“the Paragraph 11(a) Exception”). EITF 07-05 also applies to any freestanding financial instrument that is potentially settled in an entity’s own stock, regardless of whether the instrument is within the scope of EITF 00-19. The Company is determining what impact, if any, EITF 07-05 will have on its financial position, results of operations and cash flows.

In June 2008, the Emerging Issues Task Force issued EITF 08-04, “Transition Guidance for Conforming Changes to EITF 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” (“EITF 08-04”). EITF 08-04 is effective for years ending after December 15, 2008. The overall objective of EITF 08-04 is to conform the requirements of EITF 00-27 and FASB 150 with EITF 98-5 to provide for consistency in application of the standard. The Company has computed and recorded a beneficial conversion feature in connection with certain of their prior financing arrangements and does not believe that EITF 08-04 will have a material effect on that accounting.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

NOTE 3 -	FIXED ASSETS

Fixed assets as of December 31, 2008 and 2007 were as follows:

	Estimated
	Useful Lives	December 31,	December 31
	(Years)	2008	2007

Computer and medical equipment	5	$126,319	$121,555
Software	3	12,000	12,000
		138,319	133,555
Less: accumulated depreciation		(68,767)	(44,711)
Fixed assets, net		$69,552	$88,844

There was $24,056 and $22,421 charged to operations for depreciation expense for the years ended December 31, 2008 and 2007, respectively.

LANTIS LASER INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2008 AND 2007

NOTE 4 -	CONVERTIBLE NOTES

In April and May 2007, the Company issued 5% Senior Convertible 3 Year Notes to investors in the amount of $2,526,500, which equaled the gross proceeds raised by the Company (the “Convertible Notes”).  The Convertible Notes are convertible to shares of the Company’s common stock anytime in the three-year period at a fixed conversion price of $.15.  The Convertible Notes will convert into 16,843,333 shares of the Company’s common stock.  None of the notes have been converted. The convertible noteholders received 6,737,333 detachable warrants with their notes.  The warrants are exercisable for 5 years at an exercise price of $.25.  The Placement Agent received 2,947,583 exercisable at $.25 for 5 years.  The Company under APB 14 separately valued the warrants at $513,132, and recorded a debt discount in that amount which is being amortized to interest expense over the three-year Convertible Notes period.  The Company has recorded an additional discount of $505,300 as the value of the beneficial conversion option in accordance with the provisions of EITF 00-27.

Proceeds of the $2,526,500 allocated as follows (utilizing allocation as promulgated in APB 14):

i) Convertible Notes - $2,013,368; and
ii) Warrants (also Debt Discount) - $513,132.

The debt discount of $1,018,432 is being amortized using the effective interest method over the life of the Convertible Notes of three years.  As part of the transaction, the Company incurred $292,190 of debt issuance costs.

Interest expense on the Convertible Notes for the years ended December 31, 2008 and 2007 was $125,979 and $122,055, respectively and $90,459 is accrued at December 31, 2008.  Interest expense on the debt discount was $168,083 and $107,486 for the years ended December 31, 2008 and 2007, respectively, and amortization of the discount on the beneficial conversion feature was $165,518 and $105,845, respectively for the years ended December 31, 2008 and 2007.

The summary of the Convertible Notes is as follows at December 31, 2008:

$2,526,500 Convertible Debenture, net of discount of $471,501 at 5% interest per annum due May 2010	$2,054,999

Less: Current maturities	-

Long-term portion	$2,054,999

Maturities over the next two years are as follows:

December 31

2009	$-
2010	2,054,999

$2,054,999

LANTIS LASER INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2008 AND 2007

NOTE 5 -	RELATED PARTY LOANS

The Company has unsecured loans with two of its directors that accrue interest at 6% per annum.  There was $56,517 outstanding as of March 31, 2007, and this amount was paid in April 2007 along with all of the accrued interest through March 31, 2007 of $12,432 and interest for April 2007 of $1,185.  These loans were made to fund the Company with working capital during the development stage.  Interest expense for the year ended December 31, 2007 was $2,040.

NOTE 6 -	LICENSE AND ROYALTY FEES

Lawrence Livermore

The Company on September 14, 2001, entered into a Limited Exclusive Patent License Agreement for Optical Coherence Tomography for Human and Animal Dentistry with The Regents of the University of California (Lawrence Livermore National Laboratories).  Pursuant to this license agreement, the Company entered into an installment note with Lawrence Livermore National Laboratories.  In the license agreement, the Company agreed to pay to Lawrence Livermore a total of $175,000 in installments commencing September 2001.  The $175,000 note did not include annual minimum royalty fees or interest.  The first installment was a license issue fee of $15,000 which was paid by the Company.  The second installment of $50,000 was the second part of the issue fee that was to be paid in nine monthly installments commencing April 2003 was partially paid by the Company ($26,000).  The last installment was originally due December 31, 2005 but it was extended by Lawrence Livermore to October 1, 2006 in the amount of $110,000.  The total due under the license agreement was $134,000, prior to a payment made by the Company in October 2006 of $50,000.

Upon payment of this amount, the parties agreed to amend the agreement they had for payment of the balance of $84,000 along with the unpaid royalty fees of $380,000 for 2003, 2004 and 2005 as noted below.  The Company incurred $10,000 of maintenance fees in February 2007, and paid these on February 28, 2007.

In addition to the license fee, the Company agreed to pay minimum royalties to Lawrence Livermore beginning in 2004.  The Company prior to the amendment to the agreement had not paid any of the royalties to Lawrence Livermore.

The royalties due were for 2003 $30,000, for 2004 $100,000 and $250,000 for 2005.  These fees were to be paid February 28 of each year for the prior calendar year.  The royalties due were $380,000.

The parties agreed on December 22, 2006 to amend the agreement.  The Company agreed to pay Lawrence Livermore a total of $144,000 in three installments; $10,000 by February 28, 2007 (which was for maintenance fees for 2007 and paid by the Company), $84,000 by July 28, 2007 (which was paid by the Company on July 9, 2007), and the final $50,000 by December 31, 2007 (which was paid by the Company on December 11, 2007).  The $380,000 of minimum royalties have been forgiven by Lawrence Livermore and reclassified to additional paid in capital as of December 22, 2006.

LANTIS LASER INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2008 AND 2007

NOTE6-	LICENSE AND ROYALTY FEES (CONTINUED)

Lawrence Livermore (Continued)
On January 1, 2008, the Company paid minimum annual royalty fees of $20,000 for 2008.

On February 18, 2009, the Company and Lawrence Livermore entered into an Amended License Agreement whereby, the Company is obligated to pay minimum royalty fees of $20,000 by September 28, 2009 (for 2009), $20,000 by February 28, 2010 (for 2010), $60,000 by February 28, 2011 (for 2011), $100,000 by February 28, 2012 (for 2012), and $250,000 by February 28, 2013 and February 28 each thereafter (for 2013 and each year thereafter).

There were no amounts outstanding to Lawrence Livermore as of December 31, 2008 and December 31, 2007.

LightLab

The Company, other than its obligations under the License Agreement with Lawrence Livermore as well as its obligations under the Non-Exclusive License Agreement for Imaging Patents between themselves and LightLab Imaging, LLC entered into August 8, 2001, has no other commitments.

The License Agreement had an original term of 5 years, commencing 2 years after the original agreement date, which would expire August 8, 2008, and the license could be renewed.  The minimum royalty requirements were based on Net Sales by the Company.  Since the Company generated no sales in the periods, there were no amounts due.  On December 19, 2006, the Company and LightLab Imaging, Inc. negotiated an amendment whereby the new term of the agreement is, unless terminated by either party to remain in effect for three years following whichever of the following events occurs first: i) the Company’s release of a licensed product; ii) the Company’s first commercial sale of a licensed product, or; iii) July 1, 2007 (July 1, 2010).  The Company on September 18, 2007 paid LightLab Imaging, LLC $50,000.

There were no amounts outstanding to LightLab as of December 31, 2008 and December 31, 2007.

University of Florida

On May 31, 2007, the Company entered into an exclusive licensing agreement for the field of dentistry with The University of Florida Research Foundation for novel technology relevant to the imaging probe of its Dental Imaging System.  The Agreement carries a $1,000 initial licensing fee with royalty payments to commence in 2008. The Company paid $17,471 and $17,766 in royalty and contract payments in 2008, and there are no amounts accrued for as of December 31, 2008.

LANTIS LASER INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2008 AND 2007

NOTE 6 -	LICENSE AND ROYALTY FEES (CONTINUED)

University of California – San Francisco

On July 9, 2008, the Company entered an exclusive license agreement for near-infrared transillumination for the imaging of early dental decay with The Regents of the University of California.  The agreement requires the payment of an initial non-refundable license fee of $10,000 and annual license fees of $5,000.  The agreement also requires the payment of certain milestone payments based on patent allowance and FDA approval.  Minimum royalties are required as follows:

First year of sales, or no later than 2010	$10,000
Second year	50,000
Third year	100,000
Fourth year	150,000
Fifth and subsequent years	200,000

Earned royalties of 5% of net sales of the product or method are required to the extent that they exceed the minimum royalties.  The agreement continues in effect until terminated by the parties or the patent rights expire or are abandoned. The Company paid $23,581 in license fees ($10,000) and other patent and legal expenses ($13,581) in 2008, and there are no amounts accrued for as of December 31, 2008.

NOTE 7 -	COMMITMENTS

AXSUN

In June 2008, the Company entered into a strategic agreement with AXSUN Technologies, Inc. (“AXSUN”) whereby AXSUN will manufacture and supply the integrated OCT engine for the OCT System. Under the terms of the agreement, the Company has exclusive rights to the OCT engine for use in diagnostic imaging of teeth and soft tissue in human and animal dentistry. The exclusivity is subject to the Company’s purchasing a minimum number of OCT engines in each year, commencing in 2009.  Minimum annual purchases are required to maintain exclusivity. The Company will be required to order 1,000 OCT engines over an 18 month period at a per unit price of $5,000. This agreement is for a period of 4 years, to be renewed annually thereafter. The Company also issued 500,000 shares of stock to AXSUN in connection with the agreement.

LANTIS LASER INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2008 AND 2007

NOTE 7 -	COMMITMENTS (CONTINUED)

Employment Agreements

The Company has entered into employment agreements with its two senior officers through December 31, 2008.  The agreements obligate the Company to pay these officers $200,000 per year through December 31, 2008.  Total commitment for the Company is $200,000 through December 31, 2008.  The Company and the officers can terminate these agreements, and can adjust compensation at anytime during the length of the contracts.  The Company effective January 1, 2009, entered into two new employment agreements with these senior officers through December 31, 2010. Under these agreements, the Company is obligated to pay these officers $200,000 per year through December 31, 2010. Through December 31, 2008, the Company has accrued compensation to these two officers in the amount of $760,000.

NOTE 8 -	STOCKHOLDERS’ EQUITY (DEFICIT)

Common Stock and Preferred Stock

As of December 31, 2008, the Company has 990,000,000 shares of common stock authorized with a par value of $.001.  On December 9, 2004, Lantis Laser Inc. increased the authorized shares from 250,000,000 to 990,000,000.  They also removed the 1,000,000 shares of preferred stock from its charter, and on January 23, 2007, amended their articles of incorporation to create a class of preferred stock, and authorized the issuance of 10,000,000 shares of preferred stock at $.001 par value.  No shares have been issued to date.

The Company has 100,118,238 and 98,973,388 shares issued and outstanding as of December 31, 2008 and December 31, 2007, respectively.

During the year ended December 31, 2008, the Company issued 575,000 shares to various consulting companies for public and investor relation services and 500,000 shares to a vendor in connection with a strategic supply agreement related to an Optical Coherence Tomography (OCT) engine for use in future products.  These shares were valued between $.21 and $.26 per share or $229,500.  In addition, a former noteholder who received warrants in 2006 exercised his warrants at $.15 per share for 69,850 shares of common stock for a cash value paid to the Company of $10,478.

In 2007, the Company issued 6,460,000 shares to various consultants for public and investor relation services.  These shares were valued at various prices between $.21 and $.40 per share or $2,534,550.

In addition, two former noteholders who received warrants in 2006 exercised their warrants at $.15 per share in 2007 for a cash value paid to the Company of $24,506.

During the year ended December 31, 2006, the Company completed a private placement resulting in the sale of 5,850,000 shares of its common stock at a price per share of $0.10.  For every 1.8 share of common stock purchased, the investors received 1 warrant.  The Company valued each component in accordance with APB 14.  The Company received, net of fees, $521,500 through December 31, 2006.  The Company also issued 1,500,000 to a  consulting company for public and investor relation services.  These shares were valued at $.10 per share or $150,000.

LANTIS LASER INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2008 AND 2007

NOTE 8 -	STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED)

On June 16, 2006, the Company authorized a reverse 1 for 2 stock split on all issued shares.  All shares herein have been reflected retroactive to the stock split.

For the year ended December 31, 2005, the Company issued no shares of common stock.

During 2004, the only shares issued were in connection with the reverse merger between Lantis Laser, Inc. and Hypervelocity, Inc.  The total shares issued were 127,718,500 which included the 6,422,500 shares issued for the conversion of the notes, done simultaneously with the merger.

Warrants

The Company granted 3,250,000 warrants to the investors who took part in the private placement of $585,000 based on a 1: 1.8 conversion ratio.  The warrants were valued in accordance with APB 14 at a value of $208,143 utilizing the Black-Scholes method.

The Company granted 1,605,625 warrants to former noteholders that had previously converted their notes into shares of common stock in 2004.  The Company valued these warrants utilizing the Black-Scholes method and expensed them in their consolidated statements of operations.  The warrants have a fair value of $159,610.  Two of these former noteholders who received these warrants exercised their warrants at $.15 per share in 2008 and 2007 for a cash value paid to the Company of $34,984.

The Company granted 178,750 warrants to a consultant who assisted the Company in their private placement.  The Company valued these warrants utilizing the Black-Scholes method and expensed them in their consolidated statements of operations.  The warrants have a fair value of $17,769.

The Company granted 6,737,333 warrants to the convertible noteholder investors who took part in the debt offering based on a 4:10 conversion ratio.  The warrants were valued in accordance with APB 14 at a value of $513,132 utilizing the Black-Scholes method.

The Company granted 2,947,583 warrants to the placement agent who managed the issuance of the 5% Senior Convertible Note.  The Company valued these warrants utilizing the Black-Scholes method and expensed them in their consolidated statements of operations.  The warrants have a fair value of $292,518.

The following is a breakdown of the warrants:

	Exercise	Date
Warrants	Price	Issued	Term

3,250,000	$0.15	09/28/2006	5 Years
1,372,400	$0.15	09/28/2006	5 Years
178,750	$0.15	09/28/2006	5 Years
6,737,333	$0.25	05/01/2007	5 Years
2,947,583	$0.25	05/17/2007	5 Years
14,486,066

LANTIS LASER INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2008 AND 2007

NOTE 8 -	STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED)

Warrants (Continued)

The value of the warrants has been determined using the Black-Scholes pricing model using the following assumptions:

	Private Placement	2006 Former Noteholders	Consultant	2007 Convertible Noteholders	Consultant
Expected term (in years)	5	5	5	3	5
Expected stock volatility	250%	250%	250%	250%	250%
Expected stock dividend Yield	0%	0%	0%	0%	0%
Risk-free interest rate	2.75%	2.75%	2.75%	4.50%	2.75%
Fair value per warrant	$0.0994	$0.0994	$0.0994	$0.0956	$0.0992
Number of warrants	3,250,000	1,605,625	178,750	6,737,333	2,947,583
Value of warrants	$208,143	$159,610	$17,769	$643,835	$292,518
Relative value of warrants	$208,143	$159,610	$17,679	$513,132	$292,518

The warrant agreements contain no clauses regarding adjustments to exercise price, net settlement provisions, registration rights or liquidated damages clauses.

NOTE 9 -	PROVISION FOR INCOME TAXES

Deferred income taxes are determined using the liability method for the temporary differences between the financial reporting basis and income tax basis of the Company’s assets and liabilities.  Deferred income taxes are measured based on the tax rates expected to be in effect when the temporary differences are included in the Company’s tax return.  Deferred tax assets and liabilities are recognized based on anticipated future tax consequences attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax bases.

At December 31, 2008, deferred tax assets consist of the following:

Net operating losses	$2,737,606

Valuation allowance	(2,737,6060)

$-

At December 31, 2008, the Company had a net operating loss carryforward in the amount of $8,051,783 available to offset future taxable income through 2028.  The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.  A reconciliation of the Company’s effective tax rate as a percentage of income before taxes and federal statutory rate for the periods ended December 31, 2008 and 2007 is summarized as follows:

LANTIS LASER INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2008 AND 2007

NOTE 9 -	PROVISION FOR INCOME TAXES (CONTINUED)

	2008	2007

Federal statutory rate	(34.0%)	(34.0%)

State income taxes, net of federal benefits	3.3	3.3

Valuation allowance	30.7	30.7
	0%	0%

NOTE 10 -	JOINT VENTURE AGREEMENT WITH LEI

On December 19, 2007, HyGeniLase, Inc., ("HyGeniLase") a Delaware corporation was formed.  HyGeniLase is a joint venture between the Company and Laser Energetics, Inc., ("LEI"), an Oklahoma corporation, with each party owning 50% of the company.  HyGeniLase was formed to develop, manufacture, market, sell and distribute dental laser process technology to the dental markets worldwide.

In this joint venture, the Company is responsible for funding HyGeniLase, clinical evaluation, process development, market development, and sales and marketing to the human and animal dental market.  The Company shall be directly compensated by HyGeniLase for these functions at a rate equal to 5% of net sales less discounts.  LEI is responsible for product development, product specifications, quality control, product improvement and manufacturing.  LEI shall be directly compensated by HyGeniLase for these functions at a rate equal to cost plus 10% basis.

The Company is responsible for raising the initial funding of HyGeniLase in the amount of approximately $650,000: approximately $25,000 being allocated to fund a laser cost study to be conducted by LEI (all of which has been advanced); approximately $61,000 being allocated to purchase a reconditioned research laser (of which $42,664 has been advanced); and $550,000 being allocated to fund the development of a pre-production prototype Alexandrite laser system to be provided by LEI (of which $100,000 has been advanced). LEI has cancelled the balance of $18,336 due on the reconditioned laser because of its late delivery, and the Company has suspended additional payments and funding pending delivery of the research prototype by LEI. LEI’s default in delivery of the research prototype occurred for technical reasons experienced by LEI.

LANTIS LASER INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2008 AND 2007

NOTE 10 -	JOINT VENTURE AGREEMENT WITH LEI (CONTINUED)

Upon delivery of the research prototype by LEI, subject to our satisfactory clinical evaluation, the Company plans to resume performance of its obligations under the terms of the joint venture. Neither party has called the other into default under the agreement. HyGeniLase will repay the Company for all advances it has made in connection with the initial funding after HyGeniLase has received funding of at least $750,000 (in excess of the Company’s initial funding).

The $25,000 allocated to fund the laser cost study and the $550,000 allocated to fund the development of a pre-production prototype will be (or have been) paid to LEI for the benefit of HyGeniLase, and LEI has provided the Company, for the benefit of HyGeniLase, the laser cost study and will deliver the pre-production prototype.

The Company recognized a loss on the investment in HyGeniLase for the year ended December 31, 2007 in the amount of $61,332 and for the year ended December 31, 2008 of $25,000 under the equity method of accounting.

NOTE 11 -	LITIGATION

On June 2, 2008, the Company filed a complaint, Case No. CV08-3587, in the U.S. District Court for the Central District of California – Western Division against Ice Cold Stocks, LLC (“Ice Cold”), VAR Growth Corporation (“VAR”), Barry Davis (“Davis”), Debbie Sutz (“Sutz”) and Interwest Transfer Co., Inc. (“Interwest”). In its complaint, the Company seeks to enjoin Interwest from removing restrictive legends and transferring 3,500,000 shares of stock issued in connection with a consulting agreement the Company entered into with VAR in November 2007 and to rescind those shares. The Company alleged breach of contract against Ice Cold and Sutz.

On June 16, 2008, the Company filed a complaint, Docket No. C-212-08, in the Superior Court of New Jersey, Chancery Division, General Equity Part (Bergen County) against Barry Davis (“Davis”), DC International Consulting, LLC (“DC International”), Danny Colon (“Colon”) and Interwest Transfer Co., Inc. (“Interwest”). In its complaint, the Company seeks to enjoin Interwest from removing restrictive legends and transferring 2,500,000 shares of stock issued in connection with a consulting agreement the Company entered into with DC International in November 2007 and to rescind those shares. The Company alleged that DC International, Davis and Colon, breach of contract against DC International. As of November 18, 2008, the Company had reached agreements to settle both of the foregoing actions, pursuant to which the defendants would surrender for cancellation an aggregate of 3,000,000 of the total 6,000,000 shares of stock. On January 28, 2009, half of the 2,500,000 shares (1,250,000 shares) in the DC Consulting transaction have been returned and placed back into treasury.  On February 26, 2009, Davis returned a certificate for 3.165.000 shares. Half of the original 3,500,000 shares (1,750,000) were returned to treasury and new certificate in the amount of 1,415,000 shares (the 1,750,000 shares less 335,000 shares that were unable to be returned as they had been transferred from this group).

LANTIS LASER INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2008 AND 2007

NOTE 12 -	FAIR VALUE MEASUREMENTS

On January 1, 2008, the Company adopted SFAS 157. SFAS 157 defines fair value, provides a consistent framework for measuring fair value under generally accepted accounting principles and expands fair value financial statement disclosure requirements. SFAS 157’s valuation techniques are based on observable and unobservable inputs. Observable inputs reflect readily obtainable data from independent sources, while unobservable inputs reflect our market assumptions. SFAS 157 classifies these inputs into the following hierarchy:

Level 1 inputs: Quoted prices for identical instruments in active markets.

Level 2 inputs: Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable.

Level 3 inputs: Instruments with primarily unobservable value drivers.

The following table represents the fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2008:

	Level 1	Level 2	Level 3	Total

Cash	72,801	-	-	72,801

Investment under equity method	-	81,332	-	81,332

Total assets	72,801	81,332	-	154,133

Convertible debentures, net of discount	-	-	2,054,999	2,054,999

Total liabilities	-	-	2,054,999	2,054,999

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A(T).	Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. As of December 31, 2008, the reporting period covered by this Annual Report on Form 10-K, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

Management’s Annual Report on Internal Control Over Financial Reporting

This annual report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the company's registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

The following table sets forth the name, age and position of each of our directors and executive officers. Directors are elected annually. Officers serve at the pleasure of the Board of Directors.

Name	Age	Position

Stanley B. Baron	64	Chairman, President & Chief Executive Officer

Craig B. Gimbel, DDS	56	Executive Vice-President Clinical Affairs, Director

Douglas Hamilton	49	Vice-President R&D

Linda Otis, DDS	54	Vice-President Clinical Research

Stanley B. Baron — Mr. Baron has been our Chairman, President & Chief Executive Officer since November 2004, and previously he had been Chairman, President & Chief Executive Officer of Lantis New Jersey since prior to 2002. He has over 25 years experience in the dental industry. In 1971 in Zimbabwe (formerly, Rhodesia), he founded Metro Cash & Carry, a consumer products wholesale distribution business. Metro Cash & Carry was subsequently sold to Metro, a large European food company.

Mr. Baron and his family emigrated to Israel in 1979. He purchased a partnership in Mardent Ltd., a small dental equipment company that represented Adec, a leading US dental equipment manufacturer, as well as other leading European and Japanese companies. Mardent merged with Healthco (Israel), a sundry distributor and a subsidiary of Healthco International. Mr. Baron continued to manage the combined company following the merger.

In 1989, Mr. Baron moved to the United States and started to work with dental companies to identify, license and commercialize new technologies. From 1993 to 2001, Mr. Baron was a principal of TechnaLink which acted as a consultant to Integra Medical, which successfully commercialized an intraoral camera imaging system for dentistry. From 1996 to 2001 TechnaLink also acted as a consultant to Frontier Pharmaceuticals which successfully commercialized a novel antiseptic/surface disinfection technology for biomedical application.

Craig B. Gimbel, DDS — Dr. Gimbel has been our Executive Vice-President Clinical Affairs and a Director since November 2004, and previously he had been Executive Vice-President Clinical Affairs and a Director of Lantis New Jersey since prior to 2002. Dr. Gimbel graduated from New York University College of Dentistry in 1977. From 1978 to 2005, Dr. Gimbel practiced clinical dentistry and worked on numerous dental technology projects that included clinical research, publishing and teaching. In November 2005, Dr. Gimbel left clinical private practice to devote his full time and attention to Lantis.

Dr. Gimbel has over 16 years of clinical and research experience in laser/photonic dentistry. He is a past Chairperson, from 2006 to 2007, of the Scientific Committee of the Academy of Laser Dentistry and had achieved Advanced Proficiency Certification in Laser Dentistry in 1993. Presently, Dr. Gimbel is Conference Committee Chair, and since March 2007 has been President of the Academy. He is a Fellow of the American College of Dentists, American Society of Dentistry for Children, Academy of General Dentistry and Academy of Dentistry International.

Dr. Gimbel is the 2003 recipient of the T. H. Maiman Award for Excellence in Dental Laser/Photonics Research.

Douglas Hamilton — Mr. Hamilton has been our Vice-President R&D since November 2004. From June 2005 to November 2006, he was also Director of Operations at Citi WiFi Networks, Inc., a privately-held provider of municipal WiFi services. From September 1997 to June 2005, Mr. Hamilton was a Technology Administrator and consultant for American Financial Solutions, a privately-held financial services firm that was acquired by National Financial Partners Corp. in October 2003. Previously, from 1992 to 1998, Mr. Hamilton was President and Director of Operations of Aries International Inc., a privately-held logistics company, where he was responsible for project team management including systems development and integration of optical, digital and radiographic products.

Linda Otis, DDS — Dr. Otis has been our Vice-President Clinical Research since November 2004. From 2005 to the present, she has been a Professor of Oral and Maxillofacial Radiology at the University of Maryland, Baltimore College of Dental Surgery, in Baltimore, Maryland. She received her D.D.S. at University of Nebraska, Lincoln and did her postgraduate work in diagnostic science at University of Texas, San Antonio.

Dr. Otis initiated the application of OCT for use in dentistry while she was at the University of California, San Francisco Dental School in 1994 and implemented the research on OCT with the Medical Technology Program scientists at Lawrence Livermore National Laboratory. She is an authority on OCT and is active in research relating to new methods for diagnosing common oral conditions as a principal investigator of a National Institute of Health research grant. Dr. Otis has lectured throughout the United States on many topics in dentistry. She has published widely, including 35 publications. She is named on three of the patents relating to OCT application in dentistry.

There are no family relationships among the officers and directors.

Audit, Nominating and Compensation Committees, and Director Independence

Our Board of Directors does not have standing audit, nominating or compensation committees, and our Board of Directors performs the functions that would otherwise be delegated to such committees. We anticipate that our Board of Directors will be able to attract qualified independent directors to serve on the Board and ultimately form standing audit, nominating and compensation committees.

Neither of our directors is considered independent.

Item 11.	Executive Compensation

The following table sets forth the compensation earned for services rendered in all capacities by our Principal Executive Officer and Principal Financial Officer whose total annual salary and bonus exceeded $100,000 for the fiscal year-ended 2008.  No other executive officer’s compensation exceeded $100,000 in the fiscal year ended December 31, 2008. The individual named in the table will be hereinafter referred to as the “Named Executive Officer.”

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Stanley B. Baron	2008	$120,000	–	–	–	–	–	–	$120,000
President and Chief	2007	$120,000	–	–	–	–	–	–	$120,000
Executive Officer (PEO and PFO)	2006	$120,000	–	–	–	–	–	–	$120,000

We have employment agreements with Mr. Baron and Dr. Gimbel. Under these agreements, Mr. Baron is entitled to receive an annual salary of $120,000, and Dr. Gimbel is entitled to receive an annual salary of $80,000, respectively. Their salaries will accrue until we believe our cash position allows us to pay, up to a maximum of three years, or until January 2009, after which accrued and unpaid salary, if any, will be paid in the form of a convertible note bearing interest at the rate of 5% per annum, convertible into shares of common stock at a conversion price equal to the average bid price for 10 days prior to conversion. Under the terms of their respective employment agreements, Mr. Baron and Dr. Gimbel may elect to have salary paid in shares of our common stock, valued at a price equal to the average bid price for our stock for the previous 30 days.

The tables entitled “OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END” and “DIRECTOR COMPENSATION” and the respective discussions related to those tables have been omitted because no compensation required to be reported in those tables was awarded to, earned by or paid to any of the named executive officers or directors in any of the covered fiscal years.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of February 9, 2009, certain information concerning the beneficial ownership of common stock by (i) each person known by the company to be the owner of more than 5% of the outstanding common stock, (ii) each director, (iii) each Named Executive Officer, and (iv) all directors and executive officers as a group. In general, “beneficial ownership” includes those shares a director or executive officer has the power to vote or the power to transfer, and stock options and other rights to acquire common stock that are exercisable currently or become exercisable within 60 days. Except as indicated otherwise, the persons named in the table below have sole voting and investment power with respect to all shares shown as beneficially owned by them. The calculation of the percentage owned is based on 97,118,238 shares outstanding (plus, with respect only to each holder of securities that are exercisable for or convertible into common stock within 60 days, shares underlying such securities). The address of each of the directors and executive officers listed below is c/o Lantis Laser Inc., 11 Stonebridge Court, Denville, New Jersey 07834 unless otherwise indicated.

Name and Address	Amount and Nature of Beneficial Ownership		Percentage of Outstanding Shares Owned

Directors and Executive Officers

Stanley B. Baron	27,511,500	(1)	28.3%

Craig B. Gimbel DDS	27,511,500	(2)	28.3%

Douglas Hamilton	5,000,000		5.1%

Linda Otis, DDS	625,000		*

All directors and executive officers as a group (4 persons)	60,648,000		62.4%

* Represents less than 1%

(1)
Includes 2,997,000 shares owned directly by Mr. Baron’s son and 2,997,000 shares owned directly by Mr. Baron’s daughter. Mr. Baron disclaims beneficial ownership of all shares owned directly by others.

(2)
Includes 26,014,500 shares owned directly by Ruth L. Gimbel, Dr. Gimbel’s spouse, and 1,497,000 owned directly by Dr. Gimbel’s son. Dr. Gimbel disclaims beneficial ownership of all shares owned directly by others.

Item 13.	Certain Relationships and Related Transactions and Director Independence

 Since January 1, 2005, we have not been a party to any transaction, proposed transaction, or series of transactions in which the amount involved exceeds one percent of the average of our total assets at year-end for the last three fiscal years, or $13,885, and in which, to its knowledge, any of its directors, officers, five percent beneficial security holders, or any member of the immediate family of the foregoing persons has had or will have a direct or indirect material interest other than (1) compensation arrangements, which are described where required under the “Executive Compensation” section and (2) unsecured loans made by Mr. Baron and Dr. Gimbel to fund the company with working capital during the development stage. The unsecured loans were made periodically from 1998 to 2003 in the aggregate principal amount of $43,900, $24,423 by Dr. Gimbel and $19,477 by Mr. Baron, and accrued interest at 6% per annum. These amounts were repaid in April 2007, with accrued interest. The amounts paid in principal and accumulated interest, respectively, were $24,423 and $14,594 to Dr. Gimbel and $19,477 and $11,640 to Mr. Baron. We believe that all of the transactions described above were made on terms no less favorable to us than could have been obtained from unaffiliated third parties.

Since January 1, 2002, no promoter or control person (within the meaning of paragraph (c) to Item 404 of Regulation S-K under the Exchange Act) has received anything of value, directly or indirectly, from us, and we have acquired no assets from any such person except as follows:

•
We issued shares of common stock to Mr. Baron, Dr. Gimbel, Mr. Hamilton and Dr. Otis in the amounts set forth above under the heading “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS” in connection with our acquisition of Lantis New Jersey described above under the heading “BUSINESS — Corporate History.”

•	We are accruing salaries for Mr. Baron and Dr. Gimbel pursuant to their employment agreements as more fully described above following the “SUMMARY COMPENSATION TABLE.”

Neither of our directors is considered independent.

Item 14.	Principal Accounting Fees and Services

Audit Fees

The aggregate fees for professional services rendered by KBL, LLP for the audit of our financial statements for the fiscal years ended December 31, 2008 and December 31, 2007 were $36,500and $36,500, respectively.

Audit–Related Fees

None.

Tax Fees

None.

All Other Fees

None.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

3(i)	Articles of Incorporation, as amended (incorporated by reference to Exhibit 3(i) to Form SB-2 filed on September 26, 2007).

3(ii)	By-laws, as amended (incorporated by reference to Exhibit 3(ii) to Form SB-2 filed on September 26, 2007).

4.1	Form of common stock certificate (incorporated by reference to Exhibit 4.1 to Form SB-2 filed on September 26, 2007).

4.2	Form of Amended and Restated 5% Senior Convertible Note (incorporated by reference to Exhibit 4.2 to Amendment No. 1 to Form SB-2 on Form S-1 filed on February 14, 2008).

4.3	Form of Common Stock Purchase Warrant expiring September 28, 2011 (corrected) (incorporated by reference to Exhibit 4.3 to Amendment No. 1 to Form SB-2 on Form S-1 filed on February 14, 2008).

4.4	Form of Placement Agent’s Warrant expiring September 28, 2011 (incorporated by reference to Exhibit 4.4 to Form SB-2 filed on September 26, 2007).

4.5	Form of Class B Common Stock Purchase Warrant expiring May 17, 2012 (incorporated by reference to Exhibit 4.5 to Form SB-2 filed on September 26, 2007).

4.6	Form of Placement Agent’s Warrant expiring May 17, 2012 (incorporated by reference to Exhibit 4.6 to Form SB-2 filed on September 26, 2007).

† 10.1	Management Employment Agreement with Stanley B. Baron, dated January 1, 2006 (incorporated by reference to Exhibit 10.1 to Form SB-2 filed on September 26, 2007).

† 10.2	Management Employment Agreement with Craig B. Gimbel, dated January 1, 2006 (incorporated by reference to Exhibit 10.2 to Form SB-2 filed on September 26, 2007).

10.3
Limited Exclusive Patent License Agreement with the Regents of the University of California (as manager and operator of Lawrence Livermore National Laboratory), dated September 14, 2001 (incorporated by reference to Exhibit 10.3 to Form SB-2, filed on September 26, 2007).

10.4
Amendment No. 3, dated December 18, 2006, to Limited Exclusive Patent License Agreement with the Regents of the University of California (as manager and operator of Lawrence Livermore National Laboratory) (incorporated by reference to Exhibit 10.4 to Form SB-2 filed on September 26, 2007).

10.5	Non-Exclusive License for Imaging Patents with LightLab Imaging, LLC, dated August 8, 2001 (incorporated by reference to Exhibit 10.5 to Form SB-2 filed on September 26, 2007).

10.6	First Amendment, dated December 19, 2006, to Non-Exclusive License for Imaging Patents with LightLab Imaging, LLC (incorporated by reference to Exhibit 10.6 to Form SB-2 filed on September 26, 2007).

10.7
Standard Non-Exclusive License Agreement with the University of Florida Research Foundation, Inc., dated May 31, 2007 (incorporated by reference to Exhibit 10.7 to Form SB-2 filed on September 26, 2007).

10.8
Amendment No. 1, dated September 30, 2004, to Limited Exclusive Patent License Agreement with the Regents of the University of California (as manager and operator of Lawrence Livermore National Laboratory) (incorporated by reference to Exhibit 10.8 to Amendment No. 1 to Form SB-2 on Form S-1 filed on February 14, 2008).

10.9
Amendment No. 2, dated March 2, 2005, to Limited Exclusive Patent License Agreement with the Regents of the University of California (as manager and operator of Lawrence Livermore National Laboratory) (incorporated by reference to Exhibit 10.9 to Amendment No. 1 to Form SB-2 on Form S-1 filed on February 14, 2008).

† 10.10
Amendment to Management Employment Agreement with Stanley B. Baron, dated February 13, 2008 (incorporated by reference to Exhibit 10.10 to Amendment No. 1 to Form SB-2 on Form S-1 filed on February 14, 2008).

† 10.11
Amendment to Management Employment Agreement with Craig B. Gimbel, dated February 13, 2008 (incorporated by reference to Exhibit 10.11 to Amendment No. 1 to Form SB-2 on Form S-1 filed on February 14, 2008).

10.12	Form of Subscription Agreement from September 2006 private placement (incorporated by reference to Exhibit 10.12 to Amendment No. 2 to Form SB-2 on Form S-1 filed on June 24, 2008).

10.13	Form of Subscription Agreement from May 2007 private placement (incorporated by reference to Exhibit 10.13 to Amendment No. 2 to Form SB-2 on Form S-1 filed on June 24, 2008).

10.14
Joint Venture Shareholders Agreement among the registrant, Laser Energetics, Inc., and HyGeniLase, Inc., dated December 18, 2007 (incorporated by reference to Exhibit 10.14 to Amendment No. 4 to Form SB-2 on Form S-1 filed on September 15, 2008).

10.15
Optical Coherence Tomography (OCT) Optical Engine Development Program and Supply Agreement between the registrant and AXSUN Technologies, Inc., dated as of May 13, 2008 (incorporated by reference to Exhibit 10.15 to Amendment No. 4 to Form SB-2 on Form S-1 filed on September 15, 2008).

10.16
Exclusive License Agreement with the Regents of the University of California, dated July 9, 2008 (incorporated by reference to Exhibit 10.16 to Amendment No. 5 to Form SB-2 on Form S-1 filed on October 8, 2008).

10.17
Consulting Agreement, dated November 14, 2007, with DC International Consulting, LLC (incorporated by reference to Exhibit 10.17 to Amendment No. 11 to Form SB-2 on Form S-1 filed on February 17, 2009).

10.18
Consulting Agreement, dated November 15, 2007, with Debbie Sutz (affiliate of VAR Growth Corp.) (incorporated by reference to Exhibit 10.18 to Amendment No. 9 to Form SB-2 on Form S-1 filed on January 29, 2009).

10.19
Settlement Agreement, dated October 16, 2008, with DC International Consulting, LLC (incorporated by reference to Exhibit 10.17 to Amendment No. 11 to Form SB-2 on Form S-1 filed on February 17, 2009).

10.20
Settlement Agreement, dated October 16, 2008, with Barry Davis and Debbie Sutz (affiliates of VAR Growth Corp.) (incorporated by reference to Exhibit 10.17 to Amendment No. 11 to Form SB-2 on Form S-1 filed on February 17, 2009).

16.1	Letter of KBL, LLP (incorporated by reference to Exhibit 16.1 to Amendment No. 4 on Form S-1 to the registrant’s Registration Statement on Form SB-2, filed on September 15, 2008).

21.1	Subsidiaries of the registrant (incorporated by reference to Exhibit 21.1 to the registrant’s Registration Statement on Form SB-2, filed on September 26, 2007).

23.1	Consent of KBL, LLP.

24.1	Power of attorney. (included on signature page hereof)

31.1	Section 302 CEO Certification

31.2	Section 302 CFO Certification

32.1	Section 906 CEO Certification

32.2	Section 906 CFO Certification

† Compensation plan or agreement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this Annual Report on Form 10-K to be signed by the undersigned, thereunto duly authorized, this 10th day of April 2009.

Lantis Laser Inc.

By:	/s/ Stanley B. Baron
Stanley B. Baron
Chairman, President, Chief Executive
Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons, in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

	Chairman, President, Chief Executive	April 10th, 2009
/s/ Stanley B. Baron	Officer, Principal Executive, Financial and
Stanley B. Baron	Accounting Officer and Director

/s/ Craig B. Gimbel	Executive Vice-President Clinical Affairs,	April 10th, 2009
Craig B. Gimbel, DDS	Director

By:	/s/ Stanley B. Baron
Stanley B. Baron
Attorney-in-fact