Form 10-Q
period 2009-03-31
Lantis Laser Inc.
filed 2009-05-14
CIK 1413299

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-Q
___________________

☒                                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

OR

☐                                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

Commission file number 0-53585

LANTIS LASER INC.
(Exact Name Of Registrant As Specified In Its Charter)

Nevada	65-0813656
(State of Incorporation)	(I.R.S. Employer Identification No.)

11 Stonebridge, Denville, NJ	07834
(Address of Principal Executive Offices)	(ZIP Code)

 Registrant's Telephone Number, Including Area Code: (203) 300-7622

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.

Large accelerated filer ☐	Accelerated filer ☐	Non-Accelerated filer ☐	Smaller reporting company ☒

On March 31, 2009, the Registrant had 98,268,238 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS Back to Table of Contents

The Registrant's unaudited interim financial statements are attached hereto. Unaudited Interim Financial Statements

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATION Back to Table of Contents

Forward-Looking Statements; Market Data

As used in this Quarterly Report, the terms "we", "us", "our", "Registrant" and the "Company" means Lantis Laser, Inc., a Nevada corporation, and its wholly-owned subsidiary, Lantis Laser, Inc., a New Jersey corporation. To the extent that we make any forward-looking statements in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Quarterly Report, we emphasize that forward-looking statements involve risks and uncertainties and our actual results may differ materially from those expressed or implied by our forward-looking statements. Our forward-looking statements in this Quarterly Report reflect our current views about future events and are based on assumptions and are subject to risks and uncertainties. Generally, forward-looking statements include phrases with words such as "expect", "anticipate", "intend", "plan", "believe", "seek", "estimate" and similar expressions to identify forward-looking statements.

Overview

The Company was incorporated under the laws of the State of Nevada in February 1998 under the name Beekman Enterprises, Inc. In November 2004, we acquired Lantis Laser, Inc., a New Jersey corporation formed in January 1998 (“Lantis New Jersey”), in a reverse-triangular merger and succeeded to its business as our sole line of business. In connection with the merger, we changed our name to “Lantis Laser Inc.”

We were formed to commercialize the application of novel technologies in the dental industry. As our first product, we are developing and plan to market our “OCT Dental Imaging System.” The OCT Dental Imaging System is based on a diagnostic imaging technology referred to as optical coherence tomography, or OCT. We have the exclusive rights to OCT in the dental field under a license agreement with Lawrence Livermore National Laboratories and a non-exclusive license covering a scanning method with LightLab Imaging, Inc., a leader in the application of OCT in the biomedical field. At present, our plan is not to make any significant purchase of equipment, but plan to outsource the manufacturing of the OCT System.

Results of Operations

Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008.

The following is derived from, and should be read in conjunction with, our condensed consolidated financial statements, and related notes for the three months ended March 31, 2009 and 2008.

Operating revenues. The Company is a development stage company. To date, the Company has not generate any operating revenues, nor has the Company generated operating revenues since its inception in February 1998. Generation of sales can only commence upon FDA 510(k) clearance.

Net loss from operations. For the three months ended March 31, 2009, our net loss was $304,098 compared to $1,202,518 for the same period in the prior year, representing a decrease of $898,420 or 75%. The decrease in our loss from operations was mainly due to the decrease in research and development expenses and professional, consulting and marketing fees. Our research and development expenses decreased to $51,292 for the three-months ended March 31, 2009, compared to $319,463 for the same period in the prior year. The Company decreased its professional, consulting and marketing expenses to $17,535 for the three-months ended March 31, 2009, compared to $664,767 for the same period of the prior year, which reduction was a result of the fact that the Company incurred significant fees related to its initial public offering.

Total other expenses. Other expenses was $141,957 for the three months ended March 31, 2009, compared to $145,220 for the three months ended March 31, 2008.

Net loss. We had a net loss applicable to common shares of $304,098, or $0.00 per share, for the three months ended March 31, 2009, compared to a net loss applicable to common shareholders of $1,202,518, or $0.01 per share, for the same period in the prior year. The reduction in net loss was principally due to the decrease in research and development and decrease in professional, consulting and marketing fees.

Liquidity and Capital Resources

Total assets. On March 31, 2009, we had total assets of $352,146, compared to $358,604 at December 31, 2008.  The Company had cash and cash equivalents of $116 at March 31, 2009 compared to $72,858 at December 31, 2008. Prepaid expenses and other current assets were $101,254 at March 31, 2009 compared to $5,000 at December 31, 2008. Our fixed assets, which did not change significantly, were $63,931 at March 31, 2009, compared to $69,552 at December 31, 2008. Other assets related to debt issuance costs were $105,513 at March 31, 2009, compared to $129,862.

Total liabilities. We had total liabilities of $3,353,236 at March 31, 2009, composed principally of current accounts payable and accrued expenses of $1,077,748 and long-term obligations on convertible notes payable, net of discount and beneficial conversion features of $2,141,034. At December 31, 2008, total liabilities were $3,170,596, also attributable to current accounts payable and accrued expenses and obligations on convertible notes in amounts comparable to March 31, 2009. At March 31, 2009, we had a negative working capital of $1,029,500 compared to a negative working capital of $956,407 at December 31, 2008. There is no guarantee that the Company will be able to raise enough capital or generate revenues to sustain its operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period.

Cash flow from operations. During the three-month period ended March 31, 2009, we had a negative cash flow from operations of $85,242, compared to negative cash flow from operations of $398,367 during the same period in the prior year. Our negative cash flow from operations for the three months ended March 31, 2009 was mainly due to our net loss of $304,098, an increase in prepaid expenses of $96,254, offset by non-cash expenses of $115,000 from the issuance of common stock for consulting services, amortization and depreciation costs of $29,970, non-cash interest expenses related to debt issuance of $86,035, and an increase in accounts payable and accrued interest on a convertible note of $84,105.

Cash flow from investing activities. The company had no investing activities during the three month period ended March 31, 2009.

Cash flow from financing activities. During the three-months ended March 31,2009, the Company  received $12,500 from a related party.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK Back to Table of Contents

We have not entered into, and do not expect to enter into, financial instruments for trading or hedging purposes.

ITEM 4. CONTROLS AND PROCEDURES Back to Table of Contents

Evaluation of disclosure controls and procedures. As of March 31, 2009, the Company's chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the  Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in internal controls. During the quarterly period covered by this report, no changes occurred in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS  Back to Table of Contents

None.

ITEM 1A. RISK FACTORS Back to Table of Contents

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1. Description of Business, subheading Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS Back to Table of Contents

During the three months ended March 31, 2009, the Company issued 1,150,000 restricted shares valued at $0.10 per share or $115,000 to consulting companies for investor relationship services. The Company believes that the issuances and sale of the restricted shares were exempt from registration pursuant to Section 4(2) of the Act as privately negotiated, isolated, non-recurring transactions not involving any public solicitation. The recipients in each case represented their intention to acquire the securities for investment only and not with a view to the distribution thereof. Appropriate restrictive legends are affixed to the stock certificates issued in such transactions. All recipients of restricted shares either received adequate information about the Company or had access, through employment, relation and/or business relationships with the Company to such information. Based on an analysis of the above factors, the Registrant has met the requirements to qualify this offering and sale for exemption under Section 4(2) of the Securities Act of 1933.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES Back to Table of Contents

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS Back to Table of Contents

None.

ITEM 5. OTHER INFORMATION Back to Table of Contents

None.

ITEM 6. EXHIBITS Back to Table of Contents

(a) The following documents are filed as exhibits to this report on Form 10-Q or incorporated by reference herein. Any document incorporated by reference is identified by a parenthetical reference to the SEC filing that included such document.

Exhibit No.	Description
31	Certification of CEO and CFO pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ Stanley B. Baron
Stanley B. Baron
   CEO and CFO
   Dated: May 13, 2009

Unaudited Interim Financial Statements Back to Table of Contents

LANTIS LASER, INC.
(A Development Stage Company)
Condensed Consolidated Balance Sheets
March 31, 2009 (Unaudited) and December 31, 2008 (Audited)

Assets	March 31, 2009	December 31, 2008
	(Unaudited0	(Audit)
Current assets:
Cash	$116	$72,858
Prepaid expenses and other current assets	101,254	5,000
Investment under equity method	81,332	81,332
Total current assets	182,702	159,190

Fixed assets, net of depreciation	63,931	69,552

Other assets:
Debt issuance costs, net of amortization	105,513	129,862
Total other assets	105,513	129,862

Total assets	$352,146	$358,604

Liabilities and Stockholders' Equity (Deficit)

Current liabilities:
Accrued interest - convertible notes	$121,954	$90,459
Accounts payable and accrued expenses	1,077,748	1,025,138
Related party loans	12,500	-
Total current liabilities	1,212,202	1,115,597

Long-term liabilities:
Convertible notes payable, net of discount and beneficial conversion features	2,141,034	2,054,999
Total long-term liabilities	2,141,034	2,054,999

Total liabilities	3,353,236	3,170,596

Stockholders' equity (deficit):
Preferred stock, $.001 par value. Authorized 10,000,000 shares: 0 issued and outstanding	-	-
Common stock, $.001 par value. Authorized 990,000,000 shares:
98,268,238 shares issued and outstanding at March 31, 2009,
100,118,238 shares issued and outstanding at December 31, 2008	98,268	100,118
Additional paid-in capital	4,447,137	4,330,287
Additional paid-in capital - warrants	1,167,987	1,167,987
Deficit accumulated during the development stage	(8,714,482)	(8,410,384)

Total stockholders' equity (deficit)	(3,001,090)	(2,811,992)
Total liabilities and stockholders' equity (deficit)	$352,146	$358,604

The accompanying notes are an integral part of the consolidated financial statements.

LANTIS LASER, INC.
(A Development Stage Company)
Condensed Consolidated Statements of Operations (Unaudited)
For The Three Months Ended March 31, 2009 and 2008
With Cumulative Totals Since January 14, 1998 (Inception)

			Cumulative
	Three Months	Three Months	Totals Since
	Ended	Ended	Inception
	March 31, 2009	March 31, 2008	January 14, 1998

Operating revenues
Sales	$-	$-	$-

Operating expenses:
Research and development	51,292	319,463	1,988,045
Wages and wage related expenses	50,000	50,000	829,981
Professional, consulting and marketing fees	17,535	664,767	4,285,591
Other general and administrative expenses	37,693	17,233	415,950
Depreciation	5,621	5,835	74,388
Total operating expenses	162,141	1,057,298	7,593,955

Loss before other income (expense)	(162,141)	(1,057,298)	(7,593,955)

Amortization of debt issuance costs	(24,349)	(24,349)	(186,677)
Loss in investment under equity method	-	(25,000)	(86,332)
Interest expense - debt discount	(86,034)	(81,846)	(632,966)
Interest income (expense), net	(31,574)	(14,025)	(214,552)
Total other income (expense)	(141,957)	(145,220)	(1,120,527)

Net loss before provision for income taxes	(304,098)	(1,202,518)	(8,714,482)
Provision for income taxes	-	-	-
Net loss applicable to common shares	$(304,098)	$(1,202,518)	$(8,714,482)

Net loss per basic and diluted shares	$(0.00)	$(0.01)	$(0.32)

Weighted average number of common shares outstanding	98,453,794	99,003,324	29,055,563

The accompanying notes are an integral part of the consolidated financial statements.

LANTIS LASER, INC.
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows (Unaudited)
For The Three Months Ended March 31, 2009 and 2008
With Cumulative Totals Since January 14, 1998 (Inception)

			Cumulative
	Three Months	Three Months	Totals Since
	Ended	Ended	Inception
	March 31, 2009	March 31, 2008	January 14, 1998
Cash flows from operating activities:
Net loss	$(304,098)	$(1,202,518)	$(8,714,482)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	5,621	5,835	74,388
Amortization of debt issuance cost	24,349	24,349	186,677
Interest expense - debt discount	43,348	41,238	318,917
Interest expense - beneficial conversion feature	42,687	40,608	314,050
Loss on investment under equity method	-	25,000	86,332
License fees payable for research and development	-	-	605,000
Warrants issued to former noteholders and consultants	-	-	469,897
Common stock issued for consulting services	115,000	-	824,050

Changes in assets and liabilities:
Decrease (increase) in prepaid expenses	(96,254)	600,000	2,103,746
Increase in accounts payable and accrued expenses	52,610	67,121	1,231,081
Accrued interest on convertible notes	31,495	-	31,149
Total adjustments	218,856	804,151	6,245,287
Net cash used in operating activities	(82,242)	(398,367)	(2,469,195)

Cash flows from investing activities:
Acquisition of fixed assets	-	-	(138,319)
Investment under equity method	-	(50,000)	(167,664)
Net cash used in investing activities	-	(50,000)	(305,983)

Cash flows from financing activities:
Proceeds from notes payable	-	-	197,000
Proceeds from exercise of warrants	-	10,478	34,984
Procceds from convertible notes and warrants, net of debt issuance costs	-	-	2,234,310
Payments of license fee payable	-	-	(225,000)
Proceeds from private placement, net of fees	-	-	521,500
Proceeds (payments) from related party loans	12,500	-	12,500
Net cash provided by financing activities	-	10,478	2,775,294

Net increase (decrease) in cash and cash equivalents	(72,742)	(437,889)	116
Cash and cash equivalents - beginning of period	72,858	1,461,906	-
Cash and cash equivalents - end of period	$116	$1,024,017	$116

Cash paid during the year for:
Income tax	$-	$-	$-
Interest expense	$-	$-	$13,617

Supplemental non-cash information:
Conversion of notes and interest for common stock	$-	$-	$259,529
Conversion of license fee payable into capital	$-	$-	$380,000
Common stock issued for consulting services	$19,746	$-	$728,796
Warrants issued to former noteholders and consultants	$-	$-	$469,897
Common stock issued for prepaid expenses	$95,254	$-	$2,195,254

The accompanying notes are an integral part of the consolidated financial statements.

LANTIS LASER INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009 AND 2008 (UNAUDITED)

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The condensed consolidated financial statements and notes are presented as permitted on Form 10-Q and do not contain information included in the Company’s annual consolidated financial statements and notes thereto. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the December 31, 2008 audited financial statements and the accompanying notes thereto. While management believes the procedures followed in preparing these condensed consolidated financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by the Company later in the year.

These condensed consolidated unaudited financial statements reflect all adjustments, including normal recurring adjustments which, in the opinion of management, are necessary to present fairly the consolidated operations and cash flows for the periods presented.

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

On December 19, 2007, HyGeniLase, Inc., (“HyGeniLase”) a Delaware corporation was formed. HyGeniLase is a joint venture between the Company and Laser Energetics, Inc., (“LEI”), an Oklahoma corporation, with each party owning 50% of the company. HyGeniLase was formed to develop, manufacture, market, sell and distribute dental laser process technology to the dental markets worldwide (see Note 10).

In 2008, the Company issued 575,000 shares to various consulting firms for public and investor relation services. These shares were valued at between $.21 and $.26 per share or $124,500.

The Company in June 2008, entered into a strategic agreement with AXSUN Technologies whereby AXSUN will manufacture and supply the Integrated Optical Coherence Tomography Engine for the Company’s OCT Dental Imaging System. Under the terms of the agreement, the Company has exclusive rights to the OCT Engine for use in diagnostic imaging of teeth and soft tissue in human and animal dentistry. The Company issued 500,000 shares of stock to AXSUN in connection with this agreement (see Note 7).

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

Going Concern

As shown in the accompanying consolidated financial statements the Company has incurred recurring losses of $304,098 and $1,202,518 for the three months ended March 31, 2009 and 2008 respectively, and has incurred a cumulative loss of $8,714,482 since inception (January 14, 1998). In addition, the Company has a working capital deficit in the amount of $1,029,500 as of March 31, 2009. The Company is currently in the development stage and has been spending a majority of their time in the development of the OCT technology which they currently hold exclusive and non-exclusive licenses of the patents for.

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

Going Concern (Unaudited)

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

The condensed consolidated financial statements do not include any adjustments relating to the carrying amounts of recorded assets or the carrying amounts and classification of recorded liabilities that may be required should the Company be unable to continue as a going concern.

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

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Fair Value of Financial Instruments (other than Derivative Financial Instruments)

The carrying amounts reported in the condensed consolidated balance sheet for cash and cash equivalents, and accounts payable approximate fair value because of the immediate or short-term maturity of these financial instruments. For the notes payable, the carrying amount reported is based upon the incremental borrowing rates otherwise available to the Company for similar borrowings.

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

Accounts Receivable

The Company when it will conduct business it will extend credit based on an evaluation of the customers’ financial condition, generally without requiring collateral. Exposure to losses on receivables is expected to vary by customer due to the financial condition of each customer. The Company monitors exposure to credit losses and maintains allowances for anticipated losses considered necessary under the circumstances. The Company has not recorded any receivables, and therefore no allowance for doubtful accounts at March 31, 2009 and December 31, 2008, respectively.

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

Uncertainty in Income Taxes

In July 2006, the FASB issued interpretation No. 48 (FIN No. 48), “Accounting for Uncertainty in Income Taxes.” This interpretation requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. Management has adopted FIN 48 for 2007, and they evaluate their tax positions on an annual basis and have determined that as of March 31, 2009 no additional accrual for income taxes is necessary.

Advertising Costs

The Company expenses the costs associated with advertising as incurred. Advertising expenses for the three months ended March 31, 2009 and 2008 are included in professional, consulting and marketing fees in the condensed consolidated statements of operations.

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

The following is a reconciliation of the computation for basic and diluted EPS:

			Cumulative
			Totla since
			January 14, 1998
	March 31, 2009	March 31, 2008	(Inception)

Net loss	$(304,098)	$(1,202,518)	$(8,714,382)
Weighted-average common shares outstanding (basic)	98,453,794	99,003,324	29,055,563
Weighted-average common stock equivalents
Convertible Notes	16,843,333	16,843,333	16,843,333
Stock options	-	-	-
Warrants	14,486,066	14,486,066	14,486,066
Weighted-average commons shares outstanding (diluted)	129,783,193	130,332,723	60,384,962

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

Stock-Based Compensation (Continued)

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

Segment Information

The Company follows the provisions of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information”. This standard requires that companies disclose operating segments based on the manner in which management disaggregates the Company in making internal operating decisions. The Company only operates in one reporting segment as of March 31, 2009 and for the three months ended March 31, 2009 and 2008.

Debt Issuance Costs

Debt issuance costs relate to the fees paid in connection with the Convertible Notes. These fees are being amortized over the life of the Convertible Notes which is three years. Should the notes be converted prior to the maturity date of three years, then the debt issuance costs will be amortized sooner. The Company amortized $24,349 for the three months ended March 31, 2009 and 2008, respectively.

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

NOTE 3 - FIXED ASSETS

Fixed assets as of March 31, 2009 and December 31, 2008 were as follows:

	Estimated
	Useful Lives	March 31, 2008
	(Years)	(Unaudited)	December 31, 2008
Computer and medical equipment	5	$126,319	$126,319
Software	3	12,000	12,000
		138,319	138,319
Less: accumulated depreciation		(74,388)	(68,767)
Weighted-average commons shares Outstanding (Diluted)		$63,931	$69,552

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

Interest expense on the Convertible Notes for the three months ended March 31, 2009 and 2008 was $31,495 and $31,495, respectively and $121,954 is accrued at March 31, 2009. Interest expense on the debt discount was $43,348 and $41,238 for the three months ended March 31, 2009 and 2008, respectively, and amortization of the discount on the beneficial conversion feature was $42,687 and $40,608, respectively for the three months ended March 31, 2009 and 2008.

The summary of the Convertible Notes is as follows at March 31, 2009:

$2,526,500 Convertible Debenture, net of discount of $385,466 at 5% interest per annum due May 2010	$2,141,034
Less: Current maturities	-
Long-term portion	$2,141,034
Maturities over the next two years are as follows:
2010	$-
2011	2,141,034
$2,141,034

NOTE 5 - RELATED PARTY LOANS

The Company has unsecured loans with two of its directors. There was $12,500 outstanding as of March 31, 2009. These loans were made to fund the Company with working capital during the development stage. The loans are accruing interest at a rate of 5% per annum. Interest expense during the three months ended March 31, 2009 and accrued at March 31, 2009 is $94. There were no amounts outstanding in 2008.

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

There were no amounts outstanding to Lawrence Livermore as of March 31, 2009 and December 31, 2008.

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

There were no amounts outstanding to LightLab as of March 31, 2009 and December 31, 2008.

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

First year of sales, or no later than 2010	$10,000
Second yea	50,000
Third year	100,000
Fourth year	150,000
Fifth and subsequent years	200,000

Earned royalties of 5% of net sales of the product or method are required to the extent that they exceed the minimum royalties. The agreement continues in effect until terminated by the parties or the patent rights expire or are abandoned. The Company paid $2,920 in license fees ($2,500) and other patent and legal expenses ($420) in the three months ended March 31, 2009, and there are no amounts accrued for as of March 31, 2009.

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

Employment Agreements

The Company has entered into employment agreements with its two senior officers through December 31, 2010. The agreements obligate the Company to pay these officers $200,000 per year through December 31, 2010. Total commitment for the Company is $350,000 through December 31, 2010. The Company and the officers can terminate these agreements, and can adjust compensation at anytime during the length of the contracts. Through March 31, 2009, the Company has accrued compensation to these two officers in the amount of $810,000. The amount owed to these officers will be paid in the form of a convertible note bearing interest at 5% per annum, convertible to common stock at a price equal to the average bid price prior to conversion.

NOTE 8 - STOCKHOLDERS’ EQUITY (DEFICIT)

Common Stock and Preferred Stock

As of March 31, 2009, the Company has 990,000,000 shares of common stock authorized with a par value of $.001. On December 9, 2004, Lantis Laser Inc. increased the authorized shares from 250,000,000 to 990,000,000. They also removed the 1,000,000 shares of preferred stock from its charter, and on January 23, 2007, amended their articles of incorporation to create a class of preferred stock, and authorized the issuance of 10,000,000 shares of preferred stock at $.001 par value. No shares have been issued to date.

The Company has 98,268,238 and 100,118,238 shares issued and outstanding as of March 31, 2009 and December 31, 2008, respectively.

During the three months ended March 31, 2009, the Company issued 1,150,000 shares to various consulting companies for public and investor relation services. These shares were valued at $.10 per share or $115,000. In addition, the Company received 3,000,000 shares of stock in settlement of its complaints against Ice Cold Stocks, LLC and DC International Consulting LLC. These shares were returned to the Treasury and retired, (see Note 11).

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

The following is a breakdown of the warrants:

Warrants	Exercise Price	Date Issued	Term
3,250,000	$0.15	09/28/2006	5 Years
1,372,400	$0.15	09/28/2006	5 Years
178,750	$0.15	09/28/2006	5 Years
6,737,333	$0.25	05/01/2007	5 Years
2,947,583	$0.25	05/17/2007	5 Years
14,486,066

The value of the warrants has been determined using the Black-Scholes pricing model using the following assumptions:
	Private Placement	2006 Former Noteholders	Consultant	2007 Convertible Noteholders	Consultant
Expected term (in years)	5	5	5	3	5
Expected stock volatility	250%	250%	250%	250%	250%
Expected stock dividend Yield	0%	0%	0%	0%	0%
Risk-free interest rate	2.75%	2.75%	2.75%	4.50%	2.75%
Fair value per warrant	$ 0.0994	$ 0.0994	$ 0.0994	$ 0.0956	$ 0.0992
Number of warrants	3,250,000	1,605,625	178,750	6,737,333	2,947,583
Value of warrants	$ 208,143	$ 159,610	$ 17,769	$ 643,835	$ 292,518
Relative value of warrants	$ 208,143	$ 159,610	$ 17,679	$ 513,132	$ 292,518

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

At March 31, 2009, deferred tax assets consist of the following:

Net operating losses	$2,811,748
Valuation allowance	(2,811,748)
$-

At March 31, 2009, the Company had a net operating loss carryforward in the amount of $8,269,847 available to offset future taxable income through 2029. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods. A reconciliation of the Company’s effective tax rate as a percentage of income before taxes and federal statutory rate for the periods ended March 31, 2009 and 2008 is summarized as follows:

	2009	2008
Federal statutory rate	$(34.0%)	(34.0%)
State income taxes, net of federal benefits	3.3	3.3
Valuation allowance	30.7	30.7
	$0%	0%

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

On June 16, 2008, the Company filed a complaint, Docket No. C-212-08, in the Superior Court of New Jersey, Chancery Division, General Equity Part (Bergen County) against Barry Davis (“Davis”), DC International Consulting, LLC (“DC International”), Danny Colon (“Colon”) and Interwest Transfer Co., Inc. (“Interwest”). In its complaint, the Company seeks to enjoin Interwest from removing restrictive legends and transferring 2,500,000 shares of stock issued in connection with a consulting agreement the Company entered into with DC International in November 2007 and to rescind those shares. The Company alleged that DC International, Davis and Colon, breach of contract against DC International. As of November 18, 2008, the Company had reached agreements to settle both of the foregoing actions, pursuant to which the defendants would surrender for cancellation an aggregate of 3,000,000 of the total 6,000,000 shares of stock. On January 28, 2009, half of the 2,500,000 shares (1,250,000 shares) in the DC Consulting transaction have been returned and placed back into treasury. On February 26, 2009, Davis returned a certificate for 3.165.000 shares. Half of the original 3,500,000 shares (1,750,000) were returned to treasury and a new certificate in the amount of 1,415,000 shares (the 1,750,000 shares less 335,000 shares were unable to be returned as they had been transferred from this group).

During the three months ended March 31, 2009 the 3,000,000 shares in the Treasury were retired.

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

The following table represents the fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2009:
	Level 1	Level 2	Level 3	Total
Cash	116	-	-	116
Investment under equity method	-	81,332	-	81,332
Total assets	72,801	81,332	-	154,133
Convertible debentures, net of discount	-	-	2,140,034	2,140,034
Total liabilities			2,140,034	2,140,034