Form 10-Q
period 2009-06-30
Lantis Laser Inc.
filed 2009-08-11
CIK 1413299

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-Q
___________________

☒                                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒ (the Registrant is not yet required to submit Interactive Data)

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.

Large accelerated filer ☐	Accelerated filer ☐	Non-Accelerated filer ☐	Smaller reporting company ☒

On August 10, 2009, the Registrant had 99,101,572 shares of common stock issued and outstanding.

TABLE OF CONTENTS

Item	Description	Page
PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.	3
ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATION.	3
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	5
ITEM 4.	CONTROLS AND PROCEDURES.	5

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.	5
ITEM 1A.	RISK FACTORS	5
ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	5
ITEM 3.	DEFAULT UPON SENIOR SECURITIES.	5
ITEM 4.	SUBMISSION OF MATERS TO A VOTE OF SECURITY HOLDERS.	5
ITEM 5.	OTHER INFORMATION.	5
ITEM 6.	EXHIBITS.	5

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

We were formed to commercialize the application of novel technologies in the dental industry. As our first product, we are developing and plan to market our “OCT Dental Imaging System.” The OCT Dental Imaging System is based on a diagnostic imaging technology referred to as optical coherence tomography, or OCT. We have the exclusive rights to OCT in the dental field under a license agreement with Lawrence Livermore National Laboratories and a non-exclusive license covering a scanning method with LightLab Imaging, Inc., a leader in the application of OCT in the biomedical field. At present, our plan is not to fabricate equipment, but instead to outsource the manufacturing of the OCT System.

Results of Operations

Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008.

The following is derived from, and should be read in conjunction with, our condensed consolidated financial statements, and related notes for the three and six months ended June 30, 2009 and 2008.

Operating revenues. The Company is a development stage company. To date, the Company has not generate any operating revenues, nor has the Company generated operating revenues since its inception in February 1998. Generation of sales can only commence upon FDA 510(k) clearance.

Net loss from operations. For the three months ended June 30, 2009, our net loss was $179,848 compared to $1,159,793 for the same period in the prior year, representing a decrease of $979,945 or 84%. The decrease in our loss from operations was mainly due to the decrease in research and development expenses and professional, consulting and marketing fees. Our research and development expenses decreased to $45,883 for the three months ended June 30, 2009, compared to $316,382 for the same period in the prior year. The Company decreased its professional, consulting and marketing expenses to $18,216 for the three months ended June 30, 2009, compared to $742,038 for the same period in the prior year, which reduction was a result of the fact that the Company incurred significant fees related to its initial public offering.

Total other expenses. Other expenses was $168,597 for the three months ended June 30, 2009, compared to $132,720 for the three months ended June 30, 2008.

Net loss. We had a net loss applicable to common shares of $348,445, or $0.00 per share, for the three months ended June 30, 2009, compared to a net loss applicable to common shareholders of $1,292,513, or $0.01 per share, for the same period in the prior year. The reduction in net loss was principally due to the decrease in research and development and decrease in professional, consulting and marketing fees.

Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2008.

The following is derived from, and should be read in conjunction with, our condensed consolidated financial statements, and related notes for the six months ended June 30, 2009 and 2008.

Operating revenues. The Company is a development stage company. To date, the Company has not generate any operating revenues, nor has the Company generated operating revenues since its inception in February 1998. Generation of sales can only commence upon FDA 510(k) clearance.

Net loss from operations. For the six months ended June 30, 2009, our net loss was $341,989 compared to $2,217,091 for the same period in the prior year, representing a decrease of $1,875,102 or 85%. The decrease in our loss from operations was mainly due to the decrease in research and development expenses and professional, consulting and marketing fees. Our research and development expenses decreased to $97,175 for the six months ended June 30, 2009, compared to $635,845 for the same period in the prior year. The Company decreased its professional, consulting and marketing expenses to $35,751 for the six months ended June 30, 2009, compared to $1,406,805 for the same period in the prior year, which reduction was a result of the fact that the Company incurred significant fees related to its initial public offering.

Total other expenses. Other expenses was $310,553 for the six months ended June 30, 2009, compared to $277,940 for the six months ended june 30, 2008.

Net loss. We had a net loss applicable to common shares of $652,542, or $0.01 per share, for the six months ended June 30, 2009, compared to a net loss applicable to common shareholders of $2,495,031, or $0.03 per share, for the same period in the prior year. The reduction in net loss was principally due to the decrease in research and development and decrease in professional, consulting and marketing fees.

Liquidity and Capital Resources

Total assets. On June 30, 2009, we had total assets of $256,425, compared to $358,604 on December 31, 2008.  The Company had no cash and cash equivalents on June 30, 2009 compared to $72,858 on December 31, 2008. Prepaid expenses and other current assets were $40,237 on June 30, 2009 compared to $5,000 on December 31, 2008. We had investments valued at $81,332 on June 30, 2009 and December 31, 2008. Our fixed assets, which did not change significantly, were $58,311 on June 30, 2009, compared to $69,552 on December 31, 2008. Other assets related to debt issuance costs were $76,545 on June 30, 2009, compared to $129,862 on December 31, 2008.

Total liabilities. We had total liabilities of $3,494,077 on June 30, 2009, composed principally of current accounts payable and accrued expenses of $1,160,751 and convertible notes payable, net of discount and beneficial conversion features of $2,130,125. On June 30, 2009, we had no long-term liabilities. On June 30, 2009, we had a negative working capital of $3,372,508 compared to a negative working capital of $956,407 on December 31, 2008. There is no guarantee that the Company will be able to raise enough capital or generate revenues to sustain its operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period.

Cash flow from operations. During the six-month period ended June 30, 2009, we had a negative cash flow from operations of $115,892, compared to negative cash flow from operations of $869,282 during the same period in the prior year. Our negative cash flow from operations for the six months ended June 30, 2009 was mainly due to our net loss of $652,542, an increase in prepaid expenses of $35,237, offset by non-cash expenses of $115,000 related to from the issuance of common stock for consulting services, amortization and depreciation costs of $59,939, non-cash interest expenses related to debt issuance of $183,117, and an increase in accounts payable and accrued interest on a convertible note of $213,831.

Cash flow from investing activities. The company had no investing activities during the six-month period ended June 30, 2009.

Cash flow from financing activities. During the six-months ended June 30, 2009, the Company received proceeds totaling $43,034 from a related party.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK Back to Table of Contents

N/A.

ITEM 4. CONTROLS AND PROCEDURES Back to Table of Contents

Evaluation of disclosure controls and procedures. As of June 30, 2009, the Company's chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the  Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS Back to Table of Contents

During the three months ended June 30, 2009, the Company issued 833,334 restricted shares valued at $111,882 or $0.13 per share upon conversion of a note payable. The Company believes that the issuances and sale of the restricted shares were exempt from registration pursuant to Section 4(2) of the Act as privately negotiated, isolated, non-recurring transactions not involving any public solicitation. The recipients in each case represented their intention to acquire the securities for investment only and not with a view to the distribution thereof. Appropriate restrictive legends are affixed to the stock certificates issued in such transactions. All recipients of restricted shares either received adequate information about the Company or had access, through employment, relation and/or business relationships with the Company to such information. Based on an analysis of the above factors, the Registrant has met the requirements to qualify this offering and sale for exemption under Section 4(2) of the Securities Act of 1933.

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
   Dated: August 11, 2009

Unaudited Interim Financial Statements Back to Table of Contents

LANTIS LASER, INC.
(A Development Stage Company)
Condensed Consolidated Balance Sheets
June 30, 2009 (Unaudited) and December 31, 2008 (Audited)

Assets	June 30, 2009	December 31, 2008
	(Unaudited0	(Audit)
Current assets:
Cash	$-	$72,858
Prepaid expenses and other current assets	40,237	5,000
Investment under equity method	81,332	81,332
Total current assets	121,569	159,190

Fixed assets, net of depreciation	58,311	69,552

Other assets:
Debt issuance costs, net of amortization	76,545	129,862
Total other assets	76,545	129,862

Total assets	$256,425	$358,604

Liabilities and Stockholders' Equity (Deficit)

Current liabilities:
Accrued interest - convertible notes	$160,167	$90,459
Accounts payable and accrued expenses	1,160,751	1,025,138
Related party loans	43,034	-
Convertible notes payable, net of discount and beneficial conversion features	2,130,125	-
Total current liabilities	3,494,077	1,115,597

Long-term liabilities:
Convertible notes payable, net of discount and beneficial conversion features	-	2,054,999
Total long-term liabilities	-	2,054,999

Total liabilities	3,494,077	3,170,596

Stockholders' equity (deficit):
Preferred stock, $.001 par value. Authorized 10,000,000 shares:
0 issued and outstanding	-	-
Common stock, $.001 par value. Authorized 990,000,000 shares:
99,101,572 shares issued and outstanding at June 30, 2009,
100,118,238 shares issued and outstanding at December 31, 2008	99,101	100,118
Additional paid-in capital	4,558,186	4,330,287
Additional paid-in capital - warrants	1,167,987	1,167,987
Deficit accumulated during the development stage	(9,062,926)	(8,410,384)

Total stockholders' equity (deficit)	(3,237,652)	(2,811,992)
Total liabilities and stockholders' equity (deficit)	$256,425	$358,604

The accompanying notes are an integral part of the consolidated financial statements.

LANTIS LASER, INC.
(A Development Stage Company)
Condensed Consolidated Statements of Operations (Unaudited)
For The Six and Three Months Ended June 30, 2009 and 2008
With Cumulative Totals Since January 14, 1998 (Inception)

					Cumulative
	Six Months	Six Months	Three Months	Three Months	Totals Since
	Ended	Ended	Ended	Ended	Inception
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008	January 14, 1998

Operating revenues
Sales	$-	$-	$-	$-	$-

Operating expenses:
Research and development	97,175	635,845	45,883	316,382	2,033,928
Wages and wage related expenses	100,000	100,000	50,000	50,000	879,981
Professional, consulting and marketing fees	35,751	1,406,805	18,216	742,038	4,303,807
Other general and administrative expenses	97,822	62,452	60,129	45,219	476,079
Depreciation	11,241	11,989	5,620	6,154	80,008
Total operating expenses	341,989	2,217,091	179,848	1,159,793	7,773,803

Loss before other income (expense)	(341,989)	(2,217,091)	(179,848)	(1,159,793)	(7,773,803)

Amortization of debt issuance costs	(48,698)	(48,698)	(24,349)	(24,349)	(211,026)
Loss in investment under equity method	-	(25,000)	-	-	(86,332)
Interest expense - debt discount	(183,117)	(164,720)	(97,083)	(82,874)	(730,049)
Interest income (expense), net	(78,738)	(39,522)	(47,165)	(25,497)	(261,716)
Total other income (expense)	(310,553)	(277,940)	(168,597)	(132,720)	(1,289,123)

Net loss before provision for income taxes	(652,542)	(2,495,031)	(348,445)	(1,292,513)	(9,062,926)
Provision for income taxes	-	-	-	-	-
Net loss applicable to common shares	$(652,542)	$(2,495,031)	$(348,445)	$(1,292,513)	$(9,062,926)

Net loss per basic and diluted shares	$(0.01)	$(0.03)	$(0.00)	$(0.01)	$(0.30)

Weighted average number of common shares outstanding	98,558,478	99,144,160	98,662,011	99,284,996	30,568,747

The accompanying notes are an integral part of the consolidated financial statements.

LANTIS LASER, INC.
(A Development Stage Company)
Consolidated Statement of Changes in Stockholders'Equity (Deficit)
For The Six Months Ended June 30, 2009
With Cumulative Totals Since January 14, 1998 (Inception)

					Deficit
				Additional	Accumulated
			Additional	Paid-in	During the
	Common		Paid-in	Capital	Development
	Shares	Amount	Capital	Warrants	Stage	Total

Balance December 31, 2007	98,973,388	$98,973	$4,084,510	$1,174,931	$(3,838,026)	1,520,388
Exercise of warrants	69,850	70	17,352	(6,944)	-	10,478
Shares issued for services rendered (including prepaid services)	1,075,000	1,075	228,425	-	-	229,500
Net loss for the year ended December 31, 2008	-	-	-	-	(4,572,358)	(4,572,358)
Balance December 31, 2008	100,118,238	100,118	$4,330,287	1,167,987	(8,410,384)	(2,811,992)

Shares issued for services rendered (including prepaid services)	1,115,000	1,115	113,850	-	-	115,000
Shares returned to treasury and retired	(3,000,000)	(3,000)	3,000	-	-	-
Shares issued upon conversion from note payable	833,334	833	111,049	-	-	111,882
Net loss for the period ended June 30, 2009	-	-	-	-	(652,542)	(652,542)
Balance June 30, 2009	99,101,572	$99,101	$4,558,186	$1,167,987	$(9,062,926)	$(3,237,652)

The accompanying notes are an integral part of the consolidated financial statements.

LANTIS LASER, INC.
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows (Unaudited)
For The Six Months Ended June 30, 2009 and 2008
With Cumulative Totals Since January 14, 1998 (Inception)

			Cumulative
	Six Months	Six Months	Totals Since
	Ended	Ended	Inception
	June 30, 2009	June 30, 2008	January 14, 1998
Cash flows from operating activities:
Net loss	$(652,542)	$(2,495,031)	$(9,062,926)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	11,241	11,989	80,008
Amortization of debt issuance cost	48,698	48,698	211,026
Interest expense - debt discount	92,270	82,993	367,839
Interest expense - beneficial conversion feature	90,847	81,727	362,210
Loss on investment under equity method	-	25,000	86,332
License fees payable for research and development	-	-	605,000
Warrants issued to former noteholders and consultants	-	-	469,897
Common stock issued for consulting services	115,000	105,000	824,050

Changes in assets and liabilities:
Decrease (increase) in prepaid expenses	(35,237)	1,168,000	2,164,763
Increase in accounts payable and accrued expenses	135,613	102,342	1,314,084
Accrued interest on convertible notes	78,218	-	77,872
Total adjustments	536,650	1,625,749	6,563,081
Net cash used in operating activities	(115,892)	(869,282)	(2,499,845)

Cash flows from investing activities:
Acquisition of fixed assets	-	(4,764)	(138,319)
Investment under equity method	-	(50,000)	(167,664)
Net cash used in investing activities	-	(54,764)	(305,983)

Cash flows from financing activities:
Proceeds from notes payable	-	-	197,000
Proceeds from exercise of warrants	-	10,478	34,984
Procceds from convertible notes and warrants, net of debt issuance costs	-	-	2,234,310
Payments of license fee payable	-	-	(225,000)
Proceeds from private placement, net of fees	-	-	521,500
Proceeds (payments) from related parties	43,034	-	43,034
Net cash provided by financing activities	43,034	10,478	2,805,828

Net increase (decrease) in cash and cash equivalents	(72,858)	(913,568)	-
Cash and cash equivalents - beginning of period	72,858	1,461,906	-
Cash and cash equivalents - end of period	$-	$548,338	$-

Cash paid during the year for:
Income tax	$-	$-	$-
Interest expense	$78,753	$126,325	$92,370

Supplemental non-cash information:
Conversion of notes and interest for common stock	$111,882	$-	$371,411
Conversion of license fee payable into capital	$115,000	$105,000	$495,000
Common stock issued for consulting services	$-	$-	$824,050
Warrants issued to former noteholders and consultants	$-	$-	$469,897
Common stock issued for prepaid expenses	$-	$-	$2,100,000

The accompanying notes are an integral part of the consolidated financial statements.

LANTIS LASER INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009 AND 2008 (UNAUDITED)

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

In April and May 2007, the Company issued 5% Senior Convertible 3 Year Notes to investors in the amount of $2,526,500, which equaled the gross proceeds raised by the Company (the “Convertible Notes”). The Convertible Notes are convertible to shares of the Company’s common stock anytime in the three-year period at a fixed conversion price of $.15. The Convertible Notes will convert into 16,843,333 shares of the Company’s common stock. The convertible noteholders received 6,737,333 detachable warrants with their notes. The warrants are exercisable for five years from date of issue at an exercise price of $.25. The Company under APB 14 separately valued the warrants at $513,132, and recorded a debt discount in that amount which is being amortized to interest expense over the three-year Convertible Notes period. The Company has recorded an additional discount of $505,300 as the value of the beneficial conversion option in accordance with the provisions of EITF 00-27. In May 2009, convertible notes of $125,000 were converted into 833,334 shares of common stock ($0.15).

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

Going Concern

As shown in the accompanying consolidated financial statements the Company has incurred recurring losses of $652,542 and $2,495,031 for the six months ended June 30, 2009 and 2008 respectively, and has incurred a cumulative loss of $9,062,926 since inception (January 14, 1998). In addition, the Company has a working capital deficit in the amount of $3,372,508 as of June 30, 2009. The Company is currently in the development stage and has been spending a majority of their time in the development of the OCT technology which they currently hold exclusive and non-exclusive licenses of the patents for.

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

Accounts Receivable

The Company when it will conduct business it will extend credit based on an evaluation of the customers’ financial condition, generally without requiring collateral. Exposure to losses on receivables is expected to vary by customer due to the financial condition of each customer. The Company monitors exposure to credit losses and maintains allowances for anticipated losses considered necessary under the circumstances. The Company has not recorded any receivables, and therefore no allowance for doubtful accounts at June 30, 2009 and December 31, 2008, respectively.

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

Uncertainty in Income Taxes

In July 2006, the FASB issued interpretation No. 48 (FIN No. 48), “Accounting for Uncertainty in Income Taxes.” This interpretation requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. Management has adopted FIN 48 for 2007, and they evaluate their tax positions on an annual basis and have determined that as of June 30, 2009 no additional accrual for income taxes is necessary.

Advertising Costs

The Company expenses the costs associated with advertising as incurred. Advertising expenses for the six months ended June 30, 2009 and 2008 are included in professional, consulting and marketing fees in the condensed consolidated statements of operations.

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

The following is a reconciliation of the computation for basic and diluted EPS:

			Cumulative
			Total since
			January 14, 1998
	June 30, 2009	June 30, 2008	(Inception)

Net loss	$(652,542)	$(2,495,031)	$(9,062,926)
Weighted-average common shares outstanding (basic)	98,558,478	99,144,160	30,568,747
Weighted-average common stock equivalents
Convertible Notes	16,009,999	16,843,333	16,009,999
Stock options	-	-	-
Warrants	14,486,066	14,486,066	14,486,066
Weighted-average commons shares outstanding (diluted)	129,054,543	130,332,723	61,064,812

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

Segment Information

The Company follows the provisions of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information”. This standard requires that companies disclose operating segments based on the manner in which management disaggregates the Company in making internal operating decisions. The Company only operates in one reporting segment as of June 30, 2009 and for the six months ended June 30, 2009 and 2008.

Debt Issuance Costs

Debt issuance costs relate to the fees paid in connection with the Convertible Notes. These fees are being amortized over the life of the Convertible Notes which is three years. Should the notes be converted prior to the maturity date of three years, then the debt issuance costs will be amortized sooner. The Company amortized $48,698 for the six months ended June 30, 2009 and 2008, respectively.

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

In May 2009, the FASB published SFAS No. 165, “Subsequent Events” (“SFAS 165”). SFAS 165 requires the Company to disclose the date through which subsequent events have been evaluated and whether that date is the date the financial statements were issued or the date the financial statements were available to be issued. SFAS 165 is effective for financial periods ending after June 15, 2009. Management has adopted SFAS 165 for their interim report for June 30, 2009 and has evaluated subsequent events through August 7, 2009, the date the financial statements were issued.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

NOTE 3 - FIXED ASSETS

Fixed assets as of June 30, 2009 and December 31, 2008 were as follows:

	Estimated
	Useful Lives	(Unaudited)
	(Years)	June 30, 2009	December 31, 2008
Computer and medical equipment	5	$126,319	$126,319
Software	3	12,000	12,000
		138,319	138,319
Less: accumulated depreciation		(80,088)	(68,767)
Weighted-average commons shares Outstanding (Diluted)		$58,311	$69,552

There was $11,241 and $11,989 charged to operations for depreciation expense for the six months ended June 30, 2009 and 2008, respectively.

NOTE 4 - CONVERTIBLE NOTES

In April and May 2007, the Company issued 5% Senior Convertible 3 Year Notes to investors in the amount of $2,526,500, which equaled the gross proceeds raised by the Company (the “Convertible Notes”). The Convertible Notes are convertible to shares of the Company’s common stock anytime in the three-year period at a fixed conversion price of $.15. The Convertible Notes will convert into 16,843,333 shares of the Company’s common stock. In May 2009, convertible notes of $125,000 were converted, at a fixed conversion rate of $0.15 per share, into 833,334 shares of common stock. This conversion reduced the outstanding principal to a balance of $2,401,500. The convertible noteholders received 6,737,333 detachable warrants with their notes. The warrants are exercisable for 5 years at an exercise price of $.25. The Placement Agent received 2,947,583 exercisable at $.25 for 5 years. The Company under APB 14 separately valued the warrants at $513,132, and recorded a debt discount in that amount which is being amortized to interest expense over the three-year Convertible Notes period. The Company has recorded an additional discount of $505,300 as the value of the beneficial conversion option in accordance with the provisions of EITF 00-27.

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

Interest expense on the Convertible Notes for the six months ended June 30, 2009 and 2008 was $78,218 and $62,990, respectively and $153,917 is accrued at June 30, 2009. Interest expense on the debt discount was $92,270 and $82,993 for the six months ended June 30, 2009 and 2008, respectively, and amortization of the discount on the beneficial conversion feature was $90,847 and $81,726, respectively for the six months ended June 30, 2009 and 2008.

As a result of the Company’s failure to timely pay the interest in May 2009, the convertible notes are in technical default. Therefore, the Company has reclassified the debt to current liabilities. The summary of the Convertible Notes is as follows at June 30, 2009:

$2,401,500 Convertible Debenture, net of discount of
$271,375 at 10% interest per annum due on demand   $2,130,125

NOTE 5 - RELATED PARTY LOANS

The Company has unsecured loans with two of its directors. There was $43,034 outstanding as of June 30, 2009. These loans were made to fund the Company with working capital during the development stage. The loans are accruing interest at a rate of 5% per annum. Interest expense during the six months ended June 30, 2009 and accrued at June 30, 2009 is $535. There were no amounts outstanding in 2008.

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

There were no amounts outstanding to Lawrence Livermore as of June 30, 2009 and December 31, 2008.

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

There were no amounts outstanding to LightLab as of June 30, 2009 and December 31, 2008.

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

On August 4, 2009, the Company and The Regents of the University of California entered into an Amended License Agreement (Amendment No. 1) whereby milestones were updated to provide adequate time for the Company to complete development, obtain FDA clearance and transition to marketing and manufacturing.

First year of sales, or no later than 2010	$10,000
Second year	50,000
Third year	100,000
Fourth year	150,000
Fifth and subsequent years	200,000

Earned royalties of 5% of net sales of the product or method are required to the extent that they exceed the minimum royalties. The agreement continues in effect until terminated by the parties or the patent rights expire or are abandoned. The Company paid $5,420 in license fees ($5,000) and other patent and legal expenses ($420) in the six months ended June 30, 2009, and there are no amounts accrued for as of June 30, 2009.

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

Employment Agreements

The Company has entered into employment agreements with its two senior officers through December 31, 2010. The agreements obligate the Company to pay these officers $200,000 per year through December 31, 2010. Total commitment for the Company is $350,000 through December 31, 2010. The Company and the officers can terminate these agreements, and can adjust compensation at anytime during the length of the contracts. Through June 30, 2009, the Company has accrued compensation to these two officers in the amount of $860,000. The amount owed to these officers will be paid in the form of a convertible note bearing interest at 5% per annum, convertible to common stock at a price equal to the average bid price prior to conversion.

NOTE 8 - STOCKHOLDERS’ EQUITY (DEFICIT)

Common Stock and Preferred Stock

As of June 30, 2009, the Company has 990,000,000 shares of common stock authorized with a par value of $.001. On December 9, 2004, Lantis Laser Inc. increased the authorized shares from 250,000,000 to 990,000,000. They also removed the 1,000,000 shares of preferred stock from its charter, and on January 23, 2007, amended their articles of incorporation to create a class of preferred stock, and authorized the issuance of 10,000,000 shares of preferred stock at $.001 par value. No shares have been issued to date.

The Company has 99,101,572 and 100,118,238 shares issued and outstanding as of June 30, 2009 and December 31, 2008, respectively.

During the six months ended June 30, 2009, the Company issued 1,150,000 shares to various consulting companies for public and investor relation services. These shares were valued at $.10 per share or $115,000. In addition, the Company received 3,000,000 shares of stock in settlement of its complaints against Ice Cold Stocks, LLC and DC International Consulting LLC. These shares were returned to the Treasury and retired, (see Note 11). In addition, two convertible noteholders converted $125,000 into 833,334 shares of common stock, at a fixed conversion price of $0.15 per share. The Company incurred additional charges to interest expense and amortization of debt issuance costs to reflect the conversion of these notes. This resulted in a reduction of additional paid in capital in the amount of $13,118.

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

At June 30, 2009, deferred tax assets consist of the following:

Net operating losses	$2,897,211
Valuation allowance	(2,897,211)
$-

At June 30, 2009, the Company had a net operating loss carryforward in the amount of $8,521,208 available to offset future taxable income through 2029. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods. A reconciliation of the Company’s effective tax rate as a percentage of income before taxes and federal statutory rate for the periods ended June 30, 2009 and 2008 is summarized as follows:

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

During the six months ended June 30, 2009 the 3,000,000 shares in the Treasury were retired.

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

The following table represents the fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2009:
	Level 1	Level 2	Level 3	Total
Cash	-	-	-	-
Investment under equity method	-	81,332	-	81,332
Total assets	-	81,332	-	81,332
Convertible debentures, net of discount	-	-	2,130,125	2,130,125
Total liabilities			2,130,125	2,130,125