Form 10-Q/A
period 2009-06-30
Lantis Laser Inc.
filed 2009-08-14
CIK 1413299

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-Q/A
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

Results of Operations

Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008.

The following is derived from, and should be read in conjunction with, our condensed consolidated financial statements, and related notes for the three months ended June 30, 2009 and 2008.

Operating revenues. The Company is a development stage company. To date, the Company has not generate any operating revenues, nor has the Company generated operating revenues since its inception in February 1998. Generation of sales can only commence upon FDA 510(k) clearance.

Net loss from operations. For the three months ended June 30, 2009, our net loss was $179,848 compared to $1,159,793 for the same period in the prior year, representing a decrease of $979,945 or 84%. The decrease in our loss from operations was mainly due to the decrease in research and development expenses and professional, consulting and marketing fees. Our research and development expenses decreased to $45,883 for the three months ended June 30, 2009, compared to $316,382 for the same period in the prior year. The Company decreased its professional, consulting and marketing expenses to $18,216 for the three months ended June 30, 2009, compared to $742,038 for the same period in the prior year, which reduction was a result of the fact that the Company incurred significant non-cash compensation expenses related to its initial public offering during the respective period in the prior year.

Total other expenses. Other expenses was $168,597 for the three months ended June 30, 2009, compared to $132,720 for the three months ended June 30, 2008. Other expenses are comprised of amortization costs related to debt issuance, interest expense due to debt discount and other interest expenses. Our interest expense increased from $25,497 during the three months ended June 30, 2008 to $47,165 during the three months ended June 30, 2009. Interest expense related to the issuance of debt at a discount for the three months ended June 30, 2009 were $97,083 compared to $82,874 in the same period in the prior year. Amortization costs of $24,349 remained the same during the respective periods.

Net loss. We had a net loss applicable to common shares of $348,445, or $0.00 per share, for the three months ended June 30, 2009, compared to a net loss applicable to common shareholders of $1,292,513, or $0.01 per share, for the same period in the prior year. The reduction in net loss was principally due to the decrease in research and development and decrease in professional, consulting and marketing fees, which reduction was a result of the fact that the Company incurred significant non-cash compensation expenses related to its initial public offering during the respective period in the prior year.

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

Net loss from operations. For the six months ended June 30, 2009, our net loss was $341,989 compared to $2,217,091 for the same period in the prior year, representing a decrease of $1,875,102 or 85%. The decrease in our loss from operations was mainly due to the decrease in research and development expenses and professional, consulting and marketing fees. Our research and development expenses decreased to $97,175 for the six months ended June 30, 2009, compared to $635,845 for the same period in the prior year. The Company decreased its professional, consulting and marketing expenses to $35,751 for the six months ended June 30, 2009, compared to $1,406,805 for the same period in the prior year, which reduction was a result of the fact that the Company incurred significant non-cash compensation expenses related to its initial public offering during the respective period in the prior year.

Total other expenses. Other expenses was $310,553 for the six months ended June 30, 2009, compared to $277,940 for the six months ended june 30, 2008. Other expenses are comprised of amortization costs related to debt issuance, interest expense due to debt discount and other interest expenses. Our interest expense increased from $39,522 during the six months ended June 30, 2008 to $78,738 during the six months ended June 30, 2009. Interest expense related to the issuance of debt at a discount for the six months ended June 30, 2009 were $183,117 compared to $164,720 in the same period in the prior year. Amortization costs of $48,698 remained the same during the respective periods.

Net loss. We had a net loss applicable to common shares of $652,542, or $0.01 per share, for the six months ended June 30, 2009, compared to a net loss applicable to common shareholders of $2,495,031, or $0.03 per share, for the same period in the prior year. The reduction in net loss was principally due to the decrease in research and development and decrease in professional, consulting and marketing fees, which reduction was a result of the fact that the Company incurred significant non-cash compensation expenses related to its initial public offering during the respective period in the prior year.

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

Total liabilities. We had total liabilities of $3,494,077 on June 30, 2009, composed principally of current accounts payable and accrued expenses of $1,160,751 and convertible notes payable, net of discount and beneficial conversion features of $2,130,125. The substantial increase in current liabilites is mainly due to the Company's default on convertible notes, which resulted in a reclassification of such notes to current liabilities. As a result, we had no long-term liabilities as of June 30, 2009. On June 30, 2009, we had a negative working capital of $3,372,508 compared to a negative working capital of $956,407 on December 31, 2008. There is no guarantee that the Company will be able to raise enough capital or generate revenues to sustain its operations. These conditions and the Company's default on a convertible note raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES Back to Table of Contents

As a result of the Company’s failure to timely pay the interest due in May 2009, the convertible notes are in technical default. Therefore, the Company has reclassified the debt to current liabilities. Reference is made to note 4 of the Company's notes to condensed consolidated financial statement.

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

/s/ Stanley B. Baron
Stanley B. Baron
   CEO and CFO
   Dated: August 14, 2009

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS Back to Table of Contents

CONDENSED CONSOLIDATED BALANCE SHEETS AS OF  JUNE 30, 2009 (UNAUDITED) AND DECEMBER 31, 2008

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE SIX AND THREE MONTHS ENDED JUNE 30, 2009 AND 2008 (UNAUDITED) WITH CUMULATIVE TOTALS SINCE JANUARY 14, 1998 (INCEPTION)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008 (UNAUDITED) WITH CUMULATIVE TOTALS SINCE JANUARY 14, 1998 (INCEPTION)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 2009 AND 2008 (UNAUDITED)

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