Form 10-Q
period 2009-09-30
Lantis Laser Inc.
filed 2009-11-12
CIK 1413299

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-Q
___________________

☒                                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

On November 11, 2009, the Registrant had 99,951,572 shares of common stock issued and outstanding.

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS Back to Table of Contents

The Registrant's unaudited interim financial statements are attached hereto. Unaudited Interim Financial Statements

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATION Back to Table of Contents

Forward-Looking Statements; Market Data

As used in this Quarterly Report, the terms "we", "us", "our", "Registrant" and the "Company" means Lantis Laser Inc., a Nevada corporation, and its wholly-owned subsidiary, Lantis Laser, Inc., a New Jersey corporation. To the extent that we make any forward-looking statements in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Quarterly Report, we emphasize that forward-looking statements involve risks and uncertainties and our actual results may differ materially from those expressed or implied by our forward-looking statements. Our forward-looking statements in this Quarterly Report reflect our current views about future events and are based on assumptions and are subject to risks and uncertainties. Generally, forward-looking statements include phrases with words such as "expect", "anticipate", "intend", "plan", "believe", "seek", "estimate" and similar expressions to identify forward-looking statements.

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

Results of Operations

Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008.

The following is derived from, and should be read in conjunction with, our condensed consolidated financial statements, and related notes for the three months ended September 30, 2009 and 2008.

Operating revenues. The Company is a development stage company. To date, the Company has not generate any operating revenues, nor has the Company generated operating revenues since its inception in February 1998. Generation of sales can only commence upon FDA 510(k) clearance.

Net loss from operations. For the three months ended September 30, 2009, our net loss from operations was $131,854, compared to $999,296 for the same period in the prior year, representing a decrease of $867,442 or 87%. The decrease in our loss from operations was mainly due to the decrease in research and development expenses and professional, consulting and marketing fees. Our research and development expenses decreased to $27,393 for the three months ended September 30, 2009, compared to $91,692 for the same period in the prior year. The Company decreased its professional, consulting and marketing expenses to $15,959 for the three months ended September 30, 2009, compared to $829,140 for the same period in the prior year, which reduction was a result of the fact that the Company incurred significant non-cash compensation expenses related to its initial public offering during the respective period in the prior year.

Total other expenses. Other expenses was $169,122 for the three months ended September 30, 2009, compared to $139,677 for the three months ended September 30, 2008. Other expenses are comprised of amortization costs related to debt issuance, interest expense due to debt discount and other interest expenses. Our interest expense increased from $31,414 during the three months ended September 30, 2008 to $64,542 during the three months ended September 30, 2009. Interest expense related to the issuance of debt at a discount for the three months ended September 30, 2009 were $80,231, compared to $83,914 in the same period in the prior year. Amortization costs of $24,349 remained the same during the respective periods.

Net loss. We had a net loss applicable to common shares of $300,976, or $0.00 per share, for the three months ended September 30, 2009, compared to a net loss applicable to common shareholders of $1,138,973, or $0.01 per share, for the same period in the prior year. The reduction in net loss was principally due to the decrease in research and development and decrease in professional, consulting and marketing fees, which reduction was a result of the fact that the Company incurred significant non-cash compensation expenses related to its initial public offering during the respective period in the prior year.

Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008.

The following is derived from, and should be read in conjunction with, our condensed consolidated financial statements, and related notes for the nine months ended September 30, 2009 and 2008.

Operating revenues. The Company is a development stage company. To date, the Company has not generate any operating revenues, nor has the Company generated operating revenues since its inception in February 1998. Generation of sales can only commence upon FDA 510(k) clearance.

Net loss from operations. For the nine months ended September 30, 2009, our net loss from operations was $473,843, compared to $3,216,387 for the same period in the prior year, representing a decrease of $2,742,544 or 85%. The decrease in our loss from operations was mainly due to the decrease in research and development expenses and professional, consulting and marketing fees. Our research and development expenses decreased to $124,568 for the nine months ended September 30, 2009, compared to $727,537 for the same period in the prior year. The Company decreased its professional, consulting and marketing expenses to $51,710 for the nine months ended September 30, 2009, compared to $2,235,945 for the same period in the prior year, which reduction was a result of the fact that the Company incurred significant non-cash compensation expenses related to its initial public offering during the respective period in the prior year.

Total other expenses. Other expenses was $478,290 for the nine months ended September 30, 2009, compared to $417,617 for the nine months ended September 30, 2008. Other expenses are comprised of amortization costs related to debt issuance, interest expense due to debt discount and other interest expenses. Our interest expense increased from $70,936 during the nine months ended September 30, 2008 to $143,280 during the nine months ended September 30, 2009. Interest expense related to the issuance of debt at a discount for the nine months ended September 30, 2009 were $263,348, compared to $248,634 in the same period in the prior year. The Company expensed amortization costs of $71,662 during the nine months ended September 30, 2009, compared to $73,047 for the same period in the prior year.

Net loss. We had a net loss applicable to common shares of $952,133, or $0.01 per share, for the nine months ended September 30, 2009, compared to a net loss applicable to common shareholders of $3,634,004, or $0.03 per share, for the same period in the prior year. The reduction in net loss was principally due to the decrease in research and development and decrease in professional, consulting and marketing fees, which reduction was a result of the fact that the Company incurred significant non-cash compensation expenses related to its initial public offering during the respective period in the prior year.

Liquidity and Capital Resources

Total assets. On September 30, 2009, we had total assets of $248,354, compared to $358,604 on December 31, 2008.  The Company had only insignificant cash and cash equivalents on September 30, 2009 compared to $72,858 on December 31, 2008. Prepaid expenses and other current assets were $60,693 on September 30, 2009, compared to $5,000 on December 31, 2008. We had investments valued at $81,332 on September 30, 2009 and December 31, 2008. Our fixed assets were $52,691 on September 30, 2009, compared to $69,552 on December 31, 2008. Other assets related to debt issuance costs were $53,581 on September 30, 2009, compared to $129,862 on December 31, 2008.

Total liabilities. We had total liabilities of $3,750,597 on September 30, 2009, composed principally of current accounts payable and accrued expenses of $1,242,497 and convertible notes payable, net of discount and beneficial conversion features of $2,210,356. The substantial increase in current liabilites is mainly due to the Company's default on convertible notes, which resulted in a reclassification of such notes to current liabilities. As a result, we had no long-term liabilities as of September 30, 2009. On September 30, 2009, we had a negative working capital of $3,608,515, compared to a negative working capital of $956,407 on December 31, 2008. There is no guarantee that the Company will be able to raise enough capital or generate revenues to sustain its operations. These conditions and the Company's default on a convertible note raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period.

Cash flow from operations. During the nine-month period ended September 30, 2009, we had a negative cash flow from operations of $146,696, compared to negative cash flow from operations of $1,050,779 during the same period in the prior year. Our negative cash flow from operations for the nine months ended September 30, 2009 was mainly due to our net loss of $952,133 and an increase in prepaid expenses of $55,693, offset by non-cash expenses of $150,000 related to from the issuance of common stock for consulting services, amortization and depreciation costs of $88,523, non-cash interest expenses related to debt issuance of $263,348, and an increase in accounts payable and accrued interest on a convertible note of $359,259.

Cash flow from investing activities. The company had no investing activities during the nine-month period ended September 30, 2009.

Cash flow from financing activities. During the nine-months ended September 30, 2009, the Company received proceeds totaling $73,895 from a related party.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK Back to Table of Contents

N/A.

ITEM 4. CONTROLS AND PROCEDURES Back to Table of Contents

Evaluation of disclosure controls and procedures. As of September 30, 2009, the Company's chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the  Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS Back to Table of Contents

During the three months ended September 30, 2009, the Company issued 750,000 restricted shares valued at $30,000 to Agoracom Inc. and 100,000 restricted shares valued at $5,000 to Venman & Co. for consulting services. The Company believes that the issuances and sale of the restricted shares were exempt from registration pursuant to Section 4(2) of the Act as privately negotiated, isolated, non-recurring transactions not involving any public solicitation. Appropriate restrictive legends are affixed to the stock certificates issued in such transactions. All recipients of restricted shares either received adequate information about the Company or had access, through employment, relation and/or business relationships with the Company to such information. Based on an analysis of the above factors, the Registrant has met the requirements to qualify this offering and sale for exemption under Section 4(2) of the Securities Act of 1933.

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
   Dated: November 11, 2009

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS Back to Table of Contents

CONDENSED CONSOLIDATED BALANCE SHEETS AS OF  SEPTEMBER 30, 2009 (UNAUDITED) AND DECEMBER 31, 2008

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008 (UNAUDITED) WITH CUMULATIVE TOTALS SINCE JANUARY 14, 1998 (INCEPTION)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008 (UNAUDITED) WITH CUMULATIVE TOTALS SINCE JANUARY 14, 1998 (INCEPTION)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS SEPTEMBER 30, 2009 AND 2008 (UNAUDITED)

LANTIS LASER INC.
(A Development Stage Company)
Condensed Consolidated Balance Sheets
September 30, 2009 (Unaudited) and December 31, 2008 (Audited)

Assets	September 30, 2009	December 31, 2008
	(Unaudited0	(Audit)
Current assets:
Cash	$57	$72,858
Prepaid expenses and other current assets	60,693	5,000
Investment under equity method	81,332	81,332
Total current assets	142,082	159,190

Fixed assets, net of depreciation	52,691	69,552

Other assets:
Debt issuance costs, net of amortization	53,581	129,862
Total other assets	53,581	129,862

Total assets	$248,354	$358,604

Liabilities and Stockholders' Equity (Deficit)

Current liabilities:
Accrued interest - convertible notes	$223,849	$90,459
Accounts payable and accrued expenses	1,242,497	1,025,138
Related party loans	73,895	-
Convertible notes payable, net of discount and beneficial conversion features	2,210,356	-
Total current liabilities	3,750,597	1,115,597

Long-term liabilities:
Convertible notes payable, net of discount and beneficial conversion features	-	2,054,999
Total long-term liabilities	-	2,054,999

Total liabilities	3,750,597	3,170,596

Stockholders' equity (deficit):
Preferred stock, $.001 par value. Authorized 10,000,000 shares:
0 issued and outstanding	-	-
Common stock, $.001 par value. Authorized 990,000,000 shares:
99,951,572 shares issued and outstanding at September 30, 2009,
100,118,238 shares issued and outstanding at December 31, 2008	99,951	100,118
Additional paid-in capital	4,592,336	4,330,287
Additional paid-in capital - warrants	1,167,987	1,167,987
Deficit accumulated during the development stage	(9,362,517)	(8,410,384)

Total stockholders' equity (deficit)	(3,502,243)	(2,811,992)
Total liabilities and stockholders' equity (deficit)	$248,354	$358,604

The accompanying notes are an integral part of the consolidated financial statements.

LANTIS LASER INC.
(A Development Stage Company)
Condensed Consolidated Statements of Operations (Unaudited)
For The Nine and Three Months Ended September 30, 2009 and 2008
With Cumulative Totals Since January 14, 1998 (Inception)

					Cumulative
	Nine Months	Nine Months	Three Months	Three Months	Totals Since
	Ended	Ended	Ended	Ended	Inception
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008	January 14, 1998

Operating revenues
Sales	$-	$-	$-	$-	$-

Operating expenses:
Research and development	124,568	727,537	27,393	91,692	2,061,321
Wages and wage related expenses	150,000	150,000	50,000	50,000	929,981
Professional, consulting and marketing fees	51,710	2,235,945	15,959	829,140	4,319,766
Other general and administrative expenses	130,704	84,923	32,882	22,471	508,961
Depreciation	16,861	17,982	5,620	5,993	85,628
Total operating expenses	473,843	3,216,387	131,854	999,296	7,905,657

Loss before other income (expense)	(473,843)	(3,216,387)	(131,854)	(999,296)	(7,905,657)

Amortization of debt issuance costs	(71,662)	(73,047)	(24,349)	(24,349)	(233,990)
Loss in investment under equity method	-	(25,000)	-	-	(86,332)
Interest expense - debt discount	(263,348)	(248,634)	(80,231)	(83,914)	(810,280)
Interest income (expense), net	(143,280)	(70,936)	(64,542)	(31,414)	(326,258)
Total other income (expense)	(478,290)	(417,617)	(169,122)	(139,677)	(1,456,860)

Net loss before provision for income taxes	(952,133)	(3,634,004)	(300,976)	(1,138,973)	(9,362,517)
Provision for income taxes	-	-	-	-	-
Net loss applicable to common shares	$(952,133)	$(3,634,004)	$(300,976)	$(1,138,973)	$(9,362,517)

Net loss per basic and diluted shares	$(0.01)	$(0.03)	$(0.00)	$(0.01)	$(0.29)

Weighted average number of common shares outstanding	98,820,070	132,825,065	99,334,724	100,310,521	32,047,585

The accompanying notes are an integral part of the consolidated financial statements.

LANTIS LASER INC.
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows (Unaudited)
For The Nine Months Ended September 30, 2009 and 2008
With Cumulative Totals Since January 14, 1998 (Inception)

			Cumulative
	Nine Months	Nine Months	Totals Since
	Ended	Ended	Inception
	September 30, 2009	September 30, 2008	January 14, 1998
Cash flows from operating activities:
Net loss	$(952,133)	$(3,634,004)	$(9,362,517)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	16,861	17,982	85,628
Amortization of debt issuance cost	71,662	73,048	233,990
Interest expense - debt discount	132,705	82,993	408,274
Interest expense - beneficial conversion feature	130,643	165,642	402,006
Loss on investment under equity method	-	25,000	86,332
License fees payable for research and development	-	-	605,000
Warrants issued to former noteholders and consultants	-	-	469,897
Common stock issued for consulting services	150,000	124,500	859,050

Changes in assets and liabilities:
Decrease (increase) in prepaid expenses	(55,693)	1,830,000	2,144,307
Increase in accounts payable and accrued expenses	217,359	264,060	1,395,830
Accrued interest on convertible notes	141,900	-	141,554
Total adjustments	805,437	2,583,225	6,831,868
Net cash used in operating activities	(146,696)	(1,050,779)	(2,530,649)

Cash flows from investing activities:
Acquisition of fixed assets	-	(4,764)	(138,319)
Investment under equity method	-	(50,000)	(167,664)
Net cash used in investing activities	-	(54,764)	(305,983)

Cash flows from financing activities:
Proceeds from notes payable	-	-	197,000
Proceeds from exercise of warrants	-	10,478	34,984
Procceds from convertible notes and warrants, net of debt issuance costs	-	-	2,234,310
Payments of license fee payable	-	-	(225,000)
Proceeds from private placement, net of fees	-	-	521,500
Proceeds (payments) from related parties	73,895	-	73,895
Net cash provided by financing activities	73,895	10,478	2,836,689

Net increase (decrease) in cash and cash equivalents	(72,801)	(1,095,065)	57
Cash and cash equivalents - beginning of period	72,858	1,461,906	-
Cash and cash equivalents - end of period	$57	$366,841	$57

Cash paid during the year for:
Income tax	$-	$-	$-
Interest expense	$78,753	$126,325	$92,370

Supplemental non-cash information:
Conversion of notes and interest for common stock, net of discounts and issuance costs	$111,882	$-	$371,411
Conversion of license fee payable into capital	$115,000	$-	$495,000
Common stock issued for consulting services	$150,000	$124,500	$829,050
Warrants issued to former noteholders and consultants	$-	$-	$469,897
Common stock issued for prepaid expenses	$30,000	$105,000	$2,130,000

The accompanying notes are an integral part of the consolidated financial statements.

LANTIS LASER INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009 AND 2008 (UNAUDITED)

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

On December 9, 2004, Hypervelocity, Inc. changed its name to Lantis Laser Inc. which is domiciled in Nevada.

On June 16, 2006, the Company authorized a 1 for 2 reverse stock split for all issued shares. All shares reflected herein have been retroactively adjusted to account for the reverse stock split.

In October 2006, the Company completed a private placement for the sale of 5,850,000 shares of its common stock at a price per share of $.10. For every 1.8 share of stock purchased, the investors received 1 warrant.

In April and May 2007, the Company issued 5% Senior Convertible 3 Year Notes to investors in the amount of $2,526,500, which equaled the gross proceeds raised by the Company (the “Convertible Notes”). The Convertible Notes are convertible to shares of the Company’s common stock anytime in the three-year period at a fixed conversion price of $.15. The Convertible Notes will convert into 16,843,333 shares of the Company’s common stock. The convertible noteholders received 6,737,333 detachable warrants with their notes. The warrants are exercisable for five years from date of issue at an exercise price of $.25. The Company separately valued the warrants at $513,132, and recorded a debt discount in that amount which is being amortized to interest expense over the three-year Convertible Notes period. The Company has recorded an additional discount of $505,300 as the value of the beneficial conversion option.

In May 2009, convertible notes of $125,000 were converted to 833,334 shares of common stock ($.15).

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

Effective July 1, 2009, the Company adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 105-10, Generally Accepted Accounting Principles – Overall (“ASC 105-10”). ASC 105-10 establishes the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. All guidance contained in the Codification carries an equal level of authority. The Codification superseded all existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification is non-authoritative. The FASB will not issue new standards in the form of Statements, FASB Positions or Emerging Issue Task Force Abstracts. Instead, it will issue Accounting Standards Updates (“ASUs”).

The FASB will not consider ASUs as authoritative in their own right. ASUs will serve only to update the Codification, provide background information about the guidance and provide the bases for conclusions on the change(s) in the Codification. References made to FASB guidance throughout this document have been updated for the Codification.

Going Concern

As shown in the accompanying condensed consolidated financial statements the Company has incurred recurring losses of $952,133 and $3,634,004 for the nine months ended September 30, 2009 and 2008 respectively, and has incurred a cumulative loss of $9,362,517 since inception (January 14, 1998). The Company has a working capital deficit in the amount of $3,608,515 as of September 30, 2009. The Company is currently in the development stage and has been spending a majority of their time in the development of the OCT technology for which they currently hold exclusive and non-exclusive licenses of the patents for.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Development Stage Company

The Company is considered to be in the development stage as defined in ASC 915. The Company has devoted substantially all of its efforts to the development of their OCT technology. Additionally, the Company has allocated a substantial portion of their time and investment in bringing their services to the market, and the raising of capital.

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

Accounts Receivable

The Company when it will conduct business it will extend credit based on an evaluation of the customers’ financial condition, generally without requiring collateral. Exposure to losses on receivables is expected to vary by customer due to the financial condition of each customer. The Company monitors exposure to credit losses and maintains allowances for anticipated losses considered necessary under the circumstances. The Company has not recorded any receivables, and therefore no allowance for doubtful accounts at September 30, 2009 and December 31, 2008, respectively.

Accounts receivable will generally be due within 30 days and collateral is not required.

Income Taxes

Under ASC 740 the liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

Uncertainty in Income Taxes

Under ASC 740-10-25 recognition and measurement of uncertain income tax positions is required using a “more-likely-than-not” approach. Management evaluates their tax positions on an annual basis and has determined that as of September 30, 2009 no additional accrual for income taxes is necessary.

Advertising Costs

The Company expenses the costs associated with advertising as incurred. Advertising expenses for the nine months ended September 30, 2009 and 2008 are included in professional, consulting and marketing fees in the condensed consolidated statements of operations.

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

Subsequent Events

In accordance with ASC 855 “Subsequent Events”, the Company is required to disclose the date through which subsequent events have been evaluated and whether that date is the date the financial statements were issued or the date the financial statements were available to be issued. ASC 855 is effective for financial periods ending after June 15, 2009. Management has evaluated subsequent events through November 11, 2009, the date the condensed consolidated financial statements were issued.

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

The following is a reconciliation of the computation for basic and diluted EPS:

			Cumulative
			Total since
			January 14, 1998
	September 30, 2009	September 30, 2008	(Inception)

Net loss	$(952,133)	$(3,634,004)	$(9,362,517)
Weighted-average common shares outstanding (basic)	98,820,070	132,825,065	32,047,585
Weighted-average common stock equivalents
Convertible Notes	16,009,999	16,843,333	16,009,999
Stock options	-	-	-
Warrants	14,486,066	14,486,066	14,486,066
Weighted-average commons shares outstanding (diluted)	129,316,135	164,154,464	62,543,650

Stock-Based Compensation

In 2006, the Company adopted the provisions of ASC 718-10 “Share Based Payments”. The adoption of this principle had no effect on the Company’s operations.

ASC 718-10 requires recognition of stock-based compensation expense for all share-based payments based on fair value. Prior to January 1, 2006, the Company measured compensation expense for all of its share-based compensation using the intrinsic value method.

The Company has elected to use the modified-prospective approach method. Under that transition method, the calculated expense in 2006 is equivalent to compensation expense for all awards granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair values. Stock-based compensation expense for all awards granted after January 1, 2006 is based on the grant-date fair values. The Company recognizes these compensation costs, net of an estimated forfeiture rate, on a pro rata basis over the requisite service period of each vesting tranche of each award. The Company considers voluntary termination behavior as well as trends of actual option forfeitures when estimating the forfeiture rate.

The Company measures compensation expense for its non-employee stock-based compensation under ASC 505-50, “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services". The fair value of the option issued is used to measure the transaction, as this is more reliable than the fair value of the services received. The fair value is measured at the value of the Company’s common stock on the date that the commitment for performance by the counterparty has been reached or the counterparty’s performance is complete. The fair value of the equity instrument is charged directly to compensation expense and additional paid-in capital. For common stock issuances to non-employees that are fully vested and are for future periods, the Company classifies these issuances as prepaid expenses and expenses the prepaid expenses over the service period. At no time has the Company issued common stock for a period that exceeds one year.

Segment Information

The Company follows the provisions of ASC 280-10, "Disclosures about Segments of an Enterprise and Related Information”. This standard requires that companies disclose operating segments based on the manner in which management disaggregates the Company in making internal operating decisions. The Company only operates in one reporting segment as of September 30, 2009 and for the nine months ended September 30, 2009 and 2008.

Debt Issuance Costs

Debt issuance costs relate to the fees paid in connection with the Convertible Notes. These fees are being amortized over the life of the Convertible Notes which is three years. Should the notes be converted prior to the maturity date of three years, then the debt issuance costs will be amortized sooner. The Company amortized $71,662 and $73,047 for the nine months ended September 30, 2009 and 2008, respectively.

Beneficial Conversion Features

ASC 470-20 applies to convertible securities with beneficial conversion features that must be settled in stock and to those that give the issuer a choice in settling the obligation in either stock or cash. ASC 470-20 requires that the beneficial conversion feature should be valued at the commitment date as the difference between the conversion price and the fair market value of the common stock into which the security is convertible, multiplied by the number of shares into which the security is convertible. ASC 470-20 further limits this amount to the proceeds allocated to the convertible instrument.

Recent Accounting Pronouncements

In September 2006, ASC issued 820, Fair Value Measurements. ASC 820 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosure about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. Early adoption is encouraged. The adoption of ASC 820 is not expected to have a material impact on the financial statements.

In February 2007, ASC issued 825-10, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of ASC 320-10, (“ASC 825-10”) which permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. A business entity is required to report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. This statement is expected to expand the use of fair value measurement. ASC 825-10 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.

In December 2007, the ASC issued ASC 810-10-65, Noncontrolling Interests in Consolidated Financial Statements. ASC 810-10-65 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, changes in a parent’s ownership of a noncontrolling interest, calculation and disclosure of the consolidated net income attributable to the parent and the noncontrolling interest, changes in a parent’s ownership interest while the parent retains its controlling financial interest and fair value measurement of any retained noncontrolling equity investment.

ASC 810-10-65 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. Management is determining the impact that the adoption of ASC 810-10-65 will have on the Company’s financial position, results of operations or cash flows.

In December 2007, the Company adopted ASC 805, Business Combinations (“ASC 805”). ASC 805 retains the fundamental requirements that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. ASC 805 defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control.  ASC 805 will require an entity to record separately from the business combination the direct costs, where previously these costs were included in the total allocated cost of the acquisition.  ASC 805 will require an entity to recognize the assets acquired, liabilities assumed, and any non-controlling interest in the acquired at the acquisition date, at their fair values as of that date.

ASC 805 will require an entity to recognize as an asset or liability at fair value for certain contingencies, either contractual or non-contractual, if certain criteria are met.  Finally, ASC 805 will require an entity to recognize contingent consideration at the date of acquisition, based on the fair value at that date.  This will be effective for business combinations completed on or after the first annual reporting period beginning on or after December 15, 2008.  Early adoption is not permitted and the ASC is being applied prospectively only.  Upon adoption of this ASC, there would be no impact to the Company’s results of operations and financial condition for acquisitions previously completed.  The adoption of ASC 805 is not expected to have a material effect on the Company’s financial position, results of operations or cash flows.

In March 2008, ASC issued ASC 815, Disclosures about Derivative Instruments and Hedging Activities”, (“ASC 815”). ASC 815 requires enhanced disclosures about an entity’s derivative and hedging activities. These enhanced disclosures will discuss: how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for and its related interpretations; and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. ASC 815 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company does not believe that ASC 815 will have an impact on their results of operations or financial position.

In April 2008, ASC issued ASC 350, “Determination of the Useful Life of Intangible Assets”. This amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under ASC 350. The guidance is used for determining the useful life of a recognized intangible asset shall be applied prospectively to intangible assets acquired after adoption, and the disclosure requirements shall be applied prospectively to all intangible assets recognized as of, and subsequent to, adoption. The Company does not believe ASC 350 will materially impact their financial position, results of operations or cash flows.

ASC 470-20, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“ASC 470-20”) requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s non-convertible debt borrowing rate. ASC 470-20 is effective for fiscal years beginning after December 15, 2008 on a retroactive basis. The Company does not believe that the adoption of ASC 470-20 will have a material effect on its financial position, results of operations or cash flows.

ASC 815-40, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“ASC 815-40”), provides guidance for determining whether an equity-linked financial instrument (or embedded feature) is indexed to an entity’s own stock and it applies to any freestanding financial instrument or embedded feature that has all the characteristics of a derivative., ASC 815-40 also applies to any freestanding financial instrument that is potentially settled in an entity’s own stock. The Company is determining what impact, if any, ASC 815-40 will have on its financial position, results of operations and cash flows.

ASC 470-20-65, “Transition Guidance for Conforming Changes to, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” (“ASC 470-20-65”). ASC 470-20-65 is effective for years ending after December 15, 2008. The overall objective of ASC 470-20-65 is to provide for consistency in application of the standard. The Company has computed and recorded a beneficial conversion feature in connection with certain of their prior financing arrangements and does not believe that ASC 470-20-65 will have a material effect on that accounting.

Effective July 1, 2009, the Company adopted FASB ASU No. 2009-05, Fair Value Measurement and Disclosures (Topic 820) (“ASU 2009-05”). ASU 2009-05 provided amendments to ASC 820-10, Fair Value Measurements and Disclosures – Overall, for the fair value measurement of liabilities. ASU 2009-05 provides clarification that in circumstances in which a quoted market price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using certain techniques. ASU 2009-05 also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of a liability. ASU 2009-05 also clarifies that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required for Level 1 fair value measurements. Adoption of ASU 2009-05 did not have a material impact on the Company’s results of operations or financial condition.

Other ASU’s that have been issued or proposed by the FASB ASC that do not require adoption until a future date and are not expected to have a material impact on the financial statements upon adoption.

NOTE 3 - FIXED ASSETS

Fixed assets as of September 30, 2009 and December 31, 2008 were as follows:

	Estimated
	Useful Lives	(Unaudited)
	(Years)	September 30, 2009	December 31, 2008
Computer and medical equipment	5	$126,319	$126,319
Software	3	12,000	12,000
		138,319	138,319
Less: accumulated depreciation		(85,628)	(68,767)
Weighted-average commons shares Outstanding (Diluted)		$52,691	$69,552

There was $16,861 and $17,982 charged to operations for depreciation expense for the nine months ended September 30, 2009 and 2008, respectively.

NOTE 4 - CONVERTIBLE NOTES

In April and May 2007, the Company issued 5% Senior Convertible 3 Year Notes to investors in the amount of $2,526,500, which equaled the gross proceeds raised by the Company (the “Convertible Notes”). The Convertible Notes are convertible to shares of the Company’s common stock anytime in the three-year period at a fixed conversion price of $.15. The Convertible Notes will convert into 16,843,333 shares of the Company’s common stock. In May 2009, convertible notes of $125,000 were converted, at a fixed conversion rate of $.15 per share, into 833,334 shares of common stock. This conversion reduced the outstanding principal to a balance of $2,401,500. The convertible noteholders received 6,737,333 detachable warrants with their notes. The warrants are exercisable for 5 years at an exercise price of $.25. The Placement Agent received 2,947,583 exercisable at $.25 for 5 years. The Company separately valued the warrants at $513,132, and recorded a debt discount in that amount which is being amortized to interest expense over the three-year Convertible Notes period. The Company has recorded an additional discount of $505,300 as the value of the beneficial conversion option.

Proceeds of the $2,526,500 allocated as follows:

i) Convertible Notes - $2,013,368; and
ii) Warrants (also Debt Discount) - $513,132.

The debt discount of $1,018,432 is being amortized using the effective interest method over the life of the Convertible Notes of three years. As part of the transaction, the Company incurred $292,190 of debt issuance costs.

Interest expense on the Convertible Notes for the nine months ended September 30, 2009 and 2008 was $141,900 and $94,484, respectively and $223,849 is accrued at September 30, 2009. Interest expense on the debt discount was $132,705 and $125,273 for the nine months ended September 30, 2009 and 2008, respectively, and amortization of the discount on the beneficial conversion feature was $130,643 and $123,361, respectively for the nine months ended September 30, 2009 and 2008.

As a result of the Company’s failure to timely pay the interest in May 2009, the convertible notes are in technical default. Therefore, the Company has reclassified the debt to current liabilities. The summary of the Convertible Notes is as follows at September 30, 2009:

$2,401,500 Convertible Debenture, net of discount of
$191,144 at 10% interest per annum due on demand $ 2,210,356

NOTE 5 - RELATED PARTY LOANS

The Company has unsecured loans with two of its directors. There was $73,895 outstanding as of September 30, 2009. These loans were made to fund the Company with working capital during the development stage. The loans are accruing interest at a rate of 5% per annum. Interest expense during the nine month ended September 30, 2009 and accrued at September 30, 2009 is $1,395. There were no amounts outstanding in 2008.

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

On February 18, 2009, the Company and Lawrence Livermore entered into an Amended License Agreement, and again amended on October 7, 2009, whereby, the Company is obligated to pay minimum royalty fees of $20,000 by December 15, 2009 (for 2009), $20,000 by February 28, 2010 (for 2010), $60,000 by February 28, 2011 (for 2011), $100,000 by February 28, 2012 (for 2012), and $250,000 by February 28, 2013 and February 28 each thereafter (for 2013 and each year thereafter).

There were no amounts outstanding to Lawrence Livermore as of September 30, 2009 and December 31, 2008.

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

There were no amounts outstanding to LightLab as of September 30, 2009 and December 31, 2008.

University of Florida

On May 31, 2007, the Company entered into an exclusive licensing agreement for the field of dentistry with The University of Florida Research Foundation for novel technology relevant to the imaging probe of its Dental Imaging System. The Agreement carries a $1,000 initial licensing fee with royalty payments to commence in 2008. The Company has paid the minimum fees in 2008 and the minimum royalty for 2009 is due by December 31, 2009.

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

Earned royalties of 5% of net sales of the product or method are required to the extent that they exceed the minimum royalties. The agreement continues in effect until terminated by the parties or the patent rights expire or are abandoned. The Company paid $13,137 in license fees ($5,000) and other patent and legal expenses ($8,137) in 2009, and there are no amounts accrued for as of September 30, 2009.

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

Employment Agreements

The Company has entered into employment agreements with its two senior officers through December 31, 2010. The agreements obligate the Company to pay these officers $200,000 per year through December 31, 2010. Total commitment for the Company is $350,000 through December 31, 2010. The Company and the officers can terminate these agreements, and can adjust compensation at anytime during the length of the contracts. Through September 30, 2009, the Company has accrued compensation to these two officers in the amount of $910,000. The amount owed to these officers, through December 31, 2009, will be paid in the form of a convertible note bearing interest at 5% per annum, convertible into shares of common stock at a conversion price equal to the average bid price for 10 days prior to conversion.

NOTE 8 - STOCKHOLDERS’ EQUITY (DEFICIT)

Common Stock and Preferred Stock

As of September 30, 2009, the Company has 990,000,000 shares of common stock authorized with a par value of $.001. On December 9, 2004, Lantis Laser Inc. increased the authorized shares from 250,000,000 to 990,000,000. They also removed the 1,000,000 shares of preferred stock from its charter, and on January 23, 2007, amended their articles of incorporation to create a class of preferred stock, and authorized the issuance of 10,000,000 shares of preferred stock at $.001 par value. No shares have been issued to date.

The Company has 99,951,572 and 100,118,238 shares issued and outstanding as of September 30, 2009 and December 31, 2008, respectively.

During the nine months ended September 30, 2009:

The Company issued 2,000,000 shares to various consultants for administrative services and public and investor relation services. These shares were valued at various prices between $.10 and $.04 per share or $150,000.

The Company converted $125,000 of convertible notes, at a fixed conversion rate of $.15 per share, less discount, beneficial conversion feature and issuance costs net of accrued interest, into 833,334 shares of common stock at a fixed conversion price of $.15 per share. The Company incurred additional charges to interest expense and amortization of debt issuance costs to reflect the conversion of these notes. This resulted in a reduction of additional paid in capital in the amount of $13,118.

The Company received 3,000,000 shares of stock in settlement of its complaints against Ice Cold Stocks, LLC and DC International Consulting LLC. These shares were returned to the Treasury and retired (see Note 11).

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

During the year ended December 31, 2006, the Company completed a private placement resulting in the sale of 5,850,000 shares of its common stock at a price per share of $.10. For every 1.8 share of common stock purchased, the investors received 1 warrant. The Company valued each component in accordance with APB 14. The Company received, net of fees, $521,500 through December 31, 2006. The Company also issued 1,500,000 to a consulting company for public and investor relation services. These shares were valued at $.10 per share or $150,000.

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

At September 30, 2009, deferred tax assets consist of the following:

Net operating losses	$2,971,793
Valuation allowance	(2,971,793)
$-

At September 30, 2009, the Company had a net operating loss carryforward in the amount of $8,740,568 available to offset future taxable income through 2029. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods. A reconciliation of the Company’s effective tax rate as a percentage of income before taxes and federal statutory rate for the periods ended September 30, 2009 and 2008 is summarized as follows:

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

On June 16, 2008, the Company filed a complaint, Docket No. C-212-08, in the Superior Court of New Jersey, Chancery Division, General Equity Part (Bergen County) against Barry Davis (“Davis”), DC International Consulting, LLC (“DC International”), Danny Colon (“Colon”) and Interwest Transfer Co., Inc. (“Interwest”). In its complaint, the Company seeks to enjoin Interwest from removing restrictive legends and transferring 2,500,000 shares of stock issued in connection with a consulting agreement the Company entered into with DC International in November 2007 and to rescind those shares. The Company alleged that DC International, Davis and Colon, breach of contract against DC International. As of November 18, 2008, the Company had reached agreements to settle both of the foregoing actions, pursuant to which the defendants would surrender for cancellation an aggregate of 3,000,000 of the total 6,000,000 shares of stock. On January 28, 2009, half of the 2,500,000 shares (1,250,000 shares) in the DC Consulting transaction have been returned and placed back into treasury. On February 26, 2009, Davis returned a certificate for 3,165,000 shares. Half of the original 3,500,000 shares (1,750,000) were returned to treasury and a new certificate in the amount of 1,415,000 shares (the 1,750,000 shares less 335,000 shares were unable to be returned as they had been transferred from this group).

During the nine months ended September 30, 2009 the 3,000,000 shares in the Treasury were retired.

NOTE 12 - FAIR VALUE MEASUREMENTS

The Company adopted certain provisions of ASC Topic 820. ASC 820 defines fair value, provides a consistent framework for measuring fair value under generally accepted accounting principles and expands fair value financial statement disclosure requirements. ASC 820’s valuation techniques are based on observable and unobservable inputs. Observable inputs reflect readily obtainable data from independent sources, while unobservable inputs reflect our market assumptions. ASC 820 classifies these inputs into the following hierarchy:

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

The following table represents the fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2009:

	Level 1	Level 2	Level 3	Total
Cash	57	-	-	57
Investment under equity method	-	81,332	-	81,332
Total assets	57	81,332	-	81,332
Convertible debentures, net of discount	-	-	2,210,356	2,210,356
Total liabilities			2,210,356	2,210,356