Form 10-K
period 2009-12-31
Lantis Laser Inc.
filed 2010-03-29
CIK 1413299

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[Mark One]
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2009

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

As of March 26, 2010, the aggregate market value of all voting and non-voting common equity held by non-affiliates was $2,784,531.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

As of March 8, 2010, 100,201,572 shares of common stock, $0.001 par value per share, were issued and outstanding.

Documents Incorporated by Reference: None

LANTIS LASER, INC.
 10-K ANNUAL REPORT
For the Fiscal Year Ended December 31, 2009

TABLE OF CONTENTS

		Page
PART I
Item 1.	Business	2
Item 1A.	Risk Factors	9
Item 2.	Properties	16
Item 3.	Legal Proceedings	17
Item 4.	Submission of Matters to a Vote of Securities Holders	17
PART II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	17
Item 6.	Selected Financial Data	17
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	23
Item 8.	Financial Statements and Supplementary Data	24
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	54
Item 9A.	Controls and Procedures	54
Item 9B.	Other Information	54
PART III
Item 10.	Directors and Executive Officers of the Registrant	54
Item 11.	Executive Compensation	56
Item 12.	Security Ownership of Certain Beneficial Owners and Management	56
Item 13.	Certain Relationships and Related Transactions	57
Item 14.	Principal Accounting Fees and Services	57
PART IV
Item 15.	Exhibits, Financial Statement Schedules	58
EX-23.1 Consent of Independent Registered Public Accounting Firm
EX-31.1 Section 302 Certification of CEO
EX-31.2 Section 302 Certification of CFO
EX-32.1 Section 906 Certification of CEO
EX-32.2 Section 906 Certification of CFO

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

Overview

We were formed to commercialize the application of novel technologies in the dental industry. As our first product, we are developing and plan to market, after we obtain FDA clearance to do so, our “OCT Dental Imaging System”. The OCT Dental Imaging System is a diagnostic aid using light-based imaging technology referred to as optical coherence tomography, or OCT. We have the exclusive rights to OCT in terms of our license agreement with Lawrence Livermore National Laboratories (“Livermore”) and a non-exclusive license covering a scanning method with LightLab Imaging, Inc. (“LightLab”), a leader in the application of OCT in the biomedical field. We also have an exclusive license with University of Florida for a patented technology relating to the probe scanner which we intend deploying in the OCT System.  In July 2008 we signed an exclusive agreement with The Regents of California for a patent pending technology called “Nearinfrared Transillumination For The Detection Of Tooth Decay” or NIR.  This technology is synergistic with OCT as both modalities use the same light source but provide different views of oral structures. We expect to integrate NIR with the OCT System in the form of a chairside platform and also sell it separately as a standalone diagnostic imaging aid, subject to adequate funding being available.

In June 2008, we entered into a strategic agreement with AXSUN Technologies, Inc. (“AXSUN”) whereby AXSUN will develop the OCT Engine for our OCT System, based on their advanced and patented technology, for our dental application.  AXSUN will manufacture and supply the OCT Engine to us. We commenced development and received delivery and made payment for three beta1 systems.  In the next stage of development AXSUN was to develop and deliver 5 Beta2 systems according to an agreed development and payment schedule.  Due to lack of funding, we defaulted on a payment in April 2009 and have been formally advised in writing on March 17, 2010 of termination of the agreement. We have both agreed to enter into an amended agreement and are currently discussing the terms and conditions thereof.  Upon funding, we intend to complete the development of the Beta2 systems and deploy these in our clinical systems.

In December 2007, we entered into a joint venture with Laser Energetics, Inc., an Oklahoma corporation (“LEI”), pursuant to which we and LEI formed HyGeniLase, Inc., a Delaware corporation (“HyGeniLase”), with each party owning 50% of HyGeniLase. HyGeniLase was formed to develop, manufacture, market, sell and distribute to the dental markets worldwide a laser instrument, based on LEI alexandrite laser technology, for the treatment and removal of tartar and deposits from teeth.  As of December 31, 2009, the Company has delayed the joint venture project with LEI due to failure on LEI’s part to comply with their end of the agreement as well as funding. As a result, the Company reserved the remaining $81,332 of the investment on their books.

Our S-1 filing for our stock registration was deemed effective on February 17, 2009.  In 2009 we moved our stock quotation from the Pink Sheets to the Bulletin Board and are now a fully reporting company.

We defaulted in May 2009 on the interest payment due to noteholders. As a result of the Company’s failure to timely pay the interest, the convertible notes are in technical default.  Therefore, the Company has reclassified the debt to current liabilities.  In terms of the note, in the event of default the interest increased from 5% to 10%. Provision for the interest payable amounting to December 31, 2009 amounting to $287,530 has been included in the financial statements. We intend to shortly enter into discussions with the noteholders regarding the terms of the note to enable the Company to continue its efforts to secure financing and complete its development program and transition from a development company to an operating company.

We are currently seeking options to obtain our next round of funding so that we can complete development of our Beta systems and generate clinical data to support our FDA submission to obtain clearance for marketing.

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

Market Opportunity

We believe our OCT System, and NIR System, when developed, will enhance the diagnostic capability of dentists to detect early, later stage and hidden disease in oral tissue. We believe that the enhanced diagnostic ability of OCT and NIR will be welcomed by dentists and will help early diagnosis capabilities catch up with early stage dental disease treatment modalities.

Management has proven experience in the dental field and believes that it’s OCT Dental Imaging System will have a significant and positive impact on the practice of dentistry.

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

Management expects that initially early adopters will form the majority of purchasers but that once the benefits of the OCT and NIR diagnostic modalities become evident, a larger part of the dental professional body will embrace these safe and effective modalities.

About OCT And NIR Technology

OCT is a new intraoral, laser-light based diagnostic imaging technology with an axial resolution of up to 10 times that of conventional x-ray. OCT was invented in the early 1990’s at the Massachusetts Institute of Technology (“MIT”) and has been commercialized by Carl Zeiss Meditec for ophthalmology. LightLab, which holds the master patents from MIT for applications other than ophthalmology, are developing OCT for cardiovascular imaging.

In dentistry, it is the first modality capable of imaging both “hard” tissue (teeth) and “soft” tissue (gums). The high-resolution images of dental structures are captured by the dental professional examining a patient’s mouth using a hand-held scanner and the images are displayed on a chairside monitor in real time.

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

We believe OCT enhanced diagnostic capability has significant benefits for the practice of dentistry:

•	Early detection of demineralization of enamel, tooth decay, secondary decay, integrity of restorations, structural defects and periodontal disease.

•
Early detection of disease will enable non-invasive or minimally intervention treatment, a stated objective of dentistry, to be deployed using an expanding array of techniques to arrest and even reverse demineralization and early decay and periodontal disease.

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

Invented by Professor James Fujimoto, Eric Swanson and their colleagues at MIT, Carl Zeiss Meditec developed the first commercial application of OCT for use in ophthalmology. The Stratus OCT provides direct cross sectional images of the retina to measure, clinically evaluate, and detect glaucoma and retinal diseases. The Stratus OCT is a breakthrough device in the diagnostic imaging field that enables patients to receive a thorough eye examination in an office visit to the eye specialist. It has been very well accepted by the profession and the reimbursement model indicates a high return on the investment of approximately $65,000 per System. In a press release on November 8, 2006, Carl Zeiss Meditec announced that it sold its 6,000th ophthalmology OCT System since its introduction in 2002.

LightLab holds the MIT patents for application in the biomedical field, excluding ophthalmology, which is held exclusively by Carl Zeiss Meditec. LightLab was a subsidiary of Carl Zeiss until 2002, when it was acquired by a Japanese corporation, Goodman Co. Ltd. LightLab has developed an advanced OCT System for application in cardiology, whereby arteries can be imaged through a catheter.

NIR Technology was discovered and developed at the University of California (San Francisco) School of Dentistry by doctors Fried and Jones.  They discovered that at the same wavelength of light used by OCT, the tooth enamel becomes highly transparent and decay and defects become visible.  This modality is suitable for imaging between the teeth and also the occlusal (biting surfaces) where an estimated 80% of decay occurs. This modality is synergistic with OCT in that NIR can be used for screening the teeth and then OCT can provide the dentist with more detailed information on the areas of interest.

Our Products

 The OCT Dental Imaging System

We plan to make the OCT System available in a self-contained cart configuration that can be moved between rooms.   Development has been slowed down in 2009 due to lack of adequate funding. Upon obtaining the necessary funding we will move to complete our OCT System, generate the required data for FDA submission to obtain marketing clearance, and thereafter begin the transition to manufacturing and marketing.

We are undertaking development in 3 phases:

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

Phase 2 development is in process with major components of the System being redesigned to provide the high scanning speed required in the System, based on AXSUN OCT Engine. A significant amount of time and resources was spent in upgrading components to function with the specification of this advanced System as against the earlier time domain system that we initially intended developing. The objective in this phase is to build 5 beta Systems for clinical use and experience prior to completing the final specification for the pre-production System. These Beta Systems will be used to provide the data needed to support the FDA submission and to obtain clinical feedback for the development of the pre-production System.  We have received 3 Beta1 OCT Engines from AXSUN and upon resumption of development, subject to funding, a further 5 Beta2 Engines are due to delivered.

Phase 3 development is focusing on finalizing the specification of the pre-production OCT System and is being conducted concurrently with Phase 2 development. The industrial design and documentation commenced in 2008 but was suspended in March 2009 due to lack of funding.  The full documentation of the System for manufacturing will be completed in this phase. FDA device regulatory consultants need to be fully engaged to ensure that the System complies with FDA and CE (Europe) regulatory requirements and any other applicable standards and requirements to enable sales, worldwide. Validation of Software and UL testing will be undertaken in this phase.

A development facility has been established in Pinellas Park, Florida under the direction of Mr. Doug Hamilton, VP Research and Development. In addition to Hamilton we employed a software programmer until February 2009 when the clinical software was completed.   We use specialized outside resources on a development and consulting basis to assist Mr. Hamilton in preparing the components for the OCT System.  The hand-held probe scanner was developed at the University of Florida under the license agreement.  Based on the first iteration, which demonstrated the applicability of the scanner for in mouth use, it is necessary to do a redesign and fabrication which will take up to 6 months.  A prototype of the digital board has been completed and again a resign and fabrication is necessary to produce a pre-production board to be used in the Beta Systems.

Upon completion of the clinically usable Systems, estimated to be 6 months after obtaining funding, clinical data will be generated to support an FDA filing.  We anticipate obtaining FDA marketing clearance through a 510(k) filing as OCT has  previously been cleared for other biomedical applications.

Our projected cost to complete Phase 2 and Phase 3 is $2,000,000 and we anticipate that we can achieve this in a 12-18 month timeframe, after funding.

The NIR System

We can only commence development upon adequate funding being available.  We have identified suitable and cost effective sensor technology which we believe can be deployed in the NIR System. The first step will be to undertake a resign and repacking of the camera to adapt to the handpiece we envisage suitable for use in dental application.  Development of the System is expected to take up to 24 months at an estimated cost of $2.5 million.

Licenses and Patents

Under our exclusive agreement with Livermore and agreement with LightLab, we have rights to applications and methods, and to make, use and sell diagnostic products for use in the dental field incorporating technology covered by their respective patents. We licensed a portfolio of seven patents from Livermore. Our licenses from Livermore terminate upon expiration or abandonment of the patents. Livermore can terminate our licenses earlier if we materially breach the license agreement and fail to cure such breach. We paid Livermore an initial license fee of $175,000 and agreed to pay an annual royalty equal to 3.5% of net sales. Our minimum royalty payments are $20,000, $20,000, $20,000, $60,000, $100,000 and $250,000 for 2008, 2009, 2010, 2011, 2012 and from 2013 through expiration, respectively. We have paid to license fee due for 2008 and an amendment to the agreement requires us to pay the license fees for 2009 and 2010 by July 31, 2010. Our original license agreement with Livermore required a license fee payment with minimum royalties becoming payable in 2004. The development time took longer than anticipated due to the difficulty in obtaining an OCT engine that could scan at the desired speeds and at a cost that met our objectives. At the end of 2004, Livermore granted us a two-year moratorium on all payments to allow us to continue the commercialization process without undue pressure. By the end of the moratorium in October 2006, we had established a clear path forward and had raised a round of financing. In a meeting with Livermore in November 2006, it was mutually agreed to reset the royalty clock with minimum royalty payments to commence in 2008 instead of 2004, as originally intended. Consequently, the minimum royalty payments under the initial contract were forgiven and a new schedule to pay all other outstanding amounts was agreed upon. We have adhered to this schedule with amendments.

Patent Description	Patent No.	Date Issued/ Date of Expiration

Method for Detection of Dental Caries and Periodontal Disease Using Optical Imaging	5,570,182	October 29, 1996/ May 27, 2014

Dental Optical Coherence Domain Reflectometry Explorer	6,179,611	January 30, 2001/ May 19, 2019

Patent Description	Patent No.	Date Issued/ Date of Expiration

Birefringence Insensitive Optical Coherence Domain Reflectometry System	6,385,358	May 7, 2002/ January 7, 2020

Optical Coherence Tomography Guided Dental Drill	6,419,484	July 16, 2002/ September 12, 2020

OCDR Guided Laser Ablation Device	6,451,009	September 17, 2002/ September 12, 2020

Optical Fiber Head for Providing Lateral Viewing	6,466,713	October 15, 2002/ June 18, 2021

Optical Detection of Dental Disease Using Polarized Light	6,522,407	February 18, 2003/ March 18, 2022

LightLab has an intellectual property position in technology acquired from MIT, Harvard University, Massachusetts General Hospital, Tufts University, and the Zeiss Foundation, as well as numerous internally developed patents. The primary claim of their master patents is the scanning of biomedical tissue using the technology of optical coherence tomography. LightLab’s OCT patent portfolio consists of 22 patents issued, with seven patents pending. We have licensed LightLab’s portfolio of patents relating to methods for scanning biomedical tissue. These licenses, together our licenses from Livermore, enable us to make, use and sell OCT-based diagnostic products for the dental field. Our licenses from LightLab will terminate in July 2010. LightLab may terminate our licenses earlier if we materially breach the agreement and fail to cure such breach or if LightLab’s rights to the underlying intellectual property become impaired. We agreed to pay LightLab an annual royalty equal to 3.5% of net sales. Our minimum royalty payments are $50,000, $150,000 and $600,000 on net sales commencing after July 2010. The master LightLab OCT patents we have licensed are:

Patent Description	Patent No.	Date Issued/ Date of Expiration

Method and Apparatus for Optical Imaging with Means for Controlling The Longitudinal Range of The Sample	5,321,501	June 14, 1994/ June 14, 2011

Method and Apparatus for Performing Optical Measurements	5,459,570	October 17, 1995/ May 16, 2013

We also have licensed from the University of Florida Research Foundation, Inc. (“UFRF”) Patent No. 6,940,630, entitled “Vertical Displacement Device,” issued September 6, 2005 and expiring April 29, 2024. We have licensed this patent for use in connection with the micromirror component of our products. This license expires when the patent expires or is no longer enforceable. UFRF may terminate the license earlier if we materially breach the agreement and fail to cure the breach, if the first commercial sale of a product developed from the patent does not occur on or before July 31, 2010 (as amended) or if the payment of earned royalties, once begun, ceases for more than five calendar quarters. We paid UFRF an initial license fee of $1,000 and agreed to pay an annual royalty equal to $5.00 per unit. Our minimum royalty payments are $180, $630 and $1,485 for 2008, 2009 and from 2010 through expiration, respectively. We are also responsible for undertaking certain development activities to bring to market a product developed from the patent, and we must provide UFRF periodic written reports of our progress, which we have done.

We have entered into a license agreement with The Regents of the University of California for exclusive rights to the patent, if and when issued, for a patent-pending technology known as “Near-infrared Transillumination for the Imaging of Early Dental Decay”. Under the license agreement, we are obligated to spend at least $50,000 developing this technology by December 31, 2009 (as amended).  We have spent at least this amount in designing and completing the software that would enable scanning, capture, manipulation and saving of the images generated by this modality. If a patent is issued, we anticipate that the earliest we would commence any development activity would be in fiscal 2010 subject to adequate funding being available. Under terms of the agreement, we paid a $10,000 non-refundable license fee with further milestone payments of $15,000 and $25,000 to be paid if and when the patent is issued and when FDA clearance is obtained, respectively. The license bears an annual royalty of 5% on net sales and is subject to minimum earned royalties being payable commencing in 2011, as amended. Minimum royalties in years, 2011, 2012, 2013, 2014, and 2015 and thereafter are $10,000, $50,000, $100,000, $150,000, and $200,000, respectively.

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

Upon receipt of a PMA application, the FDA makes a threshold determination as to whether the application is sufficiently complete to permit a substantive review. If the FDA determines that the PMA application is sufficiently complete to permit a substantive review, the FDA will accept the application for filing. Once the submission is accepted for filing, the FDA begins an in-depth review of the PMA. The FDA review of a PMA application generally takes one to three years from the date the PMA is accepted for filing, but may take significantly longer. The review time is often significantly extended by the FDA asking for more information or clarification of information already provided in the submission. During the review period, an advisory committee, typically a panel of clinicians may be convened to review and evaluate the application and provide a recommendation to the FDA as to whether the device should be approved. The FDA accords substantial weight to the recommendation but is not bound by it. Toward the end of the PMA review process, the FDA generally will conduct an inspection of the manufacturer’s facilities to ensure compliance with applicable GMP requirements, which include elaborate testing, control documentation and other quality assurance procedures.

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

Competition

In the field of dental diagnostic imaging, the x-ray has been the most dominant modality. We estimate that almost 50% of dentists in the United States are currently using this modality. The dental x-ray unit is limited in that it only images hard tissue (teeth or bone) and cannot image soft tissue such as gums. In addition, the resolution is such that decay can only be detected at a much later stage when more invasive dentistry is required, usually removal with a drill. In addition, the dental x-ray cannot image occlusal (biting surfaces), where an estimated 80% of decay occurs.

A device for detecting decay, “DIAGNOdent” from KaVo Dental GmbH (“KaVo”), has been readily embraced by the market. It is priced at approximately $3,000 and uses light fluorescence to indicate the presence of decay by emitting a reading showing the amount of decay available. The device does not provide an image.  As the device measures porphyrins which are a byproduct of decay, the amount of decay needed to activate a reading is not detected as the very early demineralization stage. We believe the commercial success of DIAGNOdent indicates a strong demand by dentists for additional information to that provided by x-ray to improved early diagnostic capabilities of early, later or hidden decay.  A similar device, ID Caries was introduced by Dentsply and like DIAGNOdent does not provide an image.  We believe that our OCT and NIR modalities fill the diagnostic void in every respect by providing high-resolution, quantitative and qualitative, imaging of dental tissue and with an image that can be stored in the patient file for monitoring treatment. We believe the OCT Dental Imaging System is the only known modality that can meet the extremely important quantitative and qualitative diagnostic requirements for detection of early, later and hidden dental disease symptoms and structural defects. Additionally, the OCT System provides detailed images of both teeth and gums and the captured information can be displayed chairside on a monitor, printed, digitally stored in the patient’s file and transmitted electronically for consultation or insurance claims, if and when applicable.

Sales and Marketing

Subject to obtaining FDA clearance for marketing, we intend selling the OCT and NIR Systems through existing channels of distribution. The larger distribution companies have specialized personnel to sell, install and train users of high-technology equipment. We will support their sales efforts by placing our own company field representatives to assist in sales, training and installation of the equipment. We do not currently have any distribution agreement in place. In international markets, we expect to enter into exclusive agreements with distributors in each country or territory to undertake the sales, installation, training and support of the OCT and NIR Systems.

We expect the initial sales price to dentists to be approximately $27,000 for each OCT System and $35,000 for the combination OCT/NIR System, including all components packaged in a mobile cart and including computer and monitor. All Systems will undergo very stringent quality assurance testing as necessary for a medical device and also to meet the FDA Good Manufacturing Practices requirements. The NIR System would also be sold as a standalone device for use in operatory which typically have an x-ray. Subject to obtaining funding, and obtaining FDA clearance, we anticipate being able to commence introduction of the OCT System into the dental market within a 12-18 month timeframe.  The NIR System, subject to successful development and obtaining FDA clearance, would not be ready for market introduction until at least 24 months after adequate development funding is obtained.

Research and Development

We have devoted substantially all of our operating resources towards research and development. Our research and development efforts to date have focused on developing the OCT System based upon intellectual property originally developed Livermore and LightLab. Due to lack of funding our development of the OCT has slowed down in 2009. All of our employees devote a significant portion of their time to research and development activities. In addition, we retain third parties to perform specialized research and development activities.

Employees

We have three full-time employees, two of whom are members of management. To the best of our knowledge, we are in compliance with local prevailing wage, contractor licensing and insurance regulations. None of our employees is represented by any collective bargaining agreement, and our relationship with our employees is good. Upon funding, we may seek to hire two additional employees – specifically, an optical engineer and a technician – to help us complete the development and preparation of the Systems OCT Systems for clinical use, although we may decide to retain independent contractors in lieu of additional employees.

Item 1A.	Risk Factors

Risks Related to Our Operating Results and Business

The likelihood of successfully implementing our business plan cannot be predicted from our limited operating history.

We have incurred losses since inception, and our accumulated deficit is approximately $9.79 million. We have not generated any revenue from the sale of our products to date. Therefore, there is limited historical basis on which to determine whether we will be successful in implementing our business plan. We expect that our annual operating losses will increase over the next few years as we expand our research, development and commercialization efforts. To become profitable, we must successfully develop and obtain regulatory approval for the OCT and NIR imaging Systems and effectively manufacture, market and sell the products we develop. Accordingly, we may never generate significant revenues, and even if we do generate significant revenues, we may never achieve profitability.

The loss of our executive officers and certain other key personnel could hurt our business.

We are dependent on Stanley Baron, our Chairman, President & CEO, Craig Gimbel, DDS, our Executive Vice-President and Douglas Hamilton our head of Research and Development. Unlike larger companies, we rely heavily on a small number of officers to conduct a large portion of our business. The loss or unavailability of their services, along with the loss of their skills, numerous contacts and relationships in the industry, would have a material adverse effect on our product development and business prospects and/or potential earning capacity.

We have no Chief Financial Officer, which makes it more difficult for us to comply with our public company reporting obligations and prevents us from having an internal check on our financial reporting.

We have no Chief Financial Officer, and the duties of a Chief Financial Officer are currently performed by Mr. Baron, our Chairman, President & CEO. As a result, it will be more difficult for us to fully comply with our reporting obligations as a public company, and our ability to do so is uncertain. In addition, as our CEO is also acting as our Chief Financial Officer, we do not have any internal check on our financial reporting.

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

If the FDA does not approve our products in a timely fashion, or does not approve them at all, our business and financial condition may be adversely affected. We, our collaboration partners or the FDA may suspend or terminate human clinical trials at any time on various grounds, including a finding that the patients are being exposed to an unacceptable health risk. The FDA conducts its own independent analysis of some or all of the pre-clinical and clinical trial data submitted in a regulatory filing and often comes to different and potentially more negative conclusions than the analysis performed by the developer. Our failure to develop safe, commercially viable OCT and NIR Systems approved by the FDA would substantially impair our ability to generate revenues and sustain our operations and would materially harm our business and adversely affect our stock price. In addition, significant delays in clinical trials will impede our ability to seek regulatory approvals, commercialize the OCT and NIR Systems and generate revenue, as well as substantially increase our development costs.

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

Our OCT System is in Phase 2 and 3 development, with Systems expected to be deployed for clinical testing 6 months after the next round of funding, if successful, is completed.  Although we now intend to commercially introduce our OCT System to the dental market in the second half of 2011, subject to adequate funding being available, the timing of the commercial availability of our products is subject to a number of uncertainties. For example, our products cannot be marketed until cleared by the FDA. To date, we have not applied for or received marketing approval for any product from the FDA, but we plan to submit pre-market notification application with the FDA within approximately 6 months after completion of the Systems. In addition, we may experience unexpected delays in product development. For example, we had initially expected to deploy the OCT System in August 2008, but the vendor developing the optics components for the Systems has experienced delays. In addition, we have had to redesign and perform another round of fabrication of certain components of the System. The development and commercialization of new dental imaging products are highly uncertain and subject to a number of significant risks. Potential products that appear to be promising at early stages of development may not reach the market for a number of reasons. Such reasons include the possibilities that the devices will fail to receive necessary regulatory approvals, be difficult to manufacture on a commercial scale, be uneconomical, fail to achieve market acceptance or be precluded from commercialization by proprietary rights of third parties. No assurance can be given that development of our OCT System will be successfully completed, that clinical trials will generate anticipated results or will commence or be completed as planned, that required regulatory approvals will be obtained on a timely basis, if at all, or that any products for which approval is obtained will be commercially successful. If our OCT System is not successfully developed, required regulatory approvals are not obtained, or products for which approvals are obtained are not commercially successful, our business, financial condition and results of operations would be materially adversely affected. The same risks apply for the development of the NIR System.

The application rights and technology underlying our OCT and NIR System are being developed under license from third parties. The termination of any of our licenses likely would have a material adverse effect on our ability to commercialize our products.

Our OCT System is based upon technology that we are licensing from Lawrence Livermore National Laboratory and LightLab Imaging, LLC. and a development and supply agreement with AXSUN Technologies for the OCT Engine. Our NIR System is based on a license we have with the Regents of The University of California and for which patent is still pending. If any of these licenses were to be terminated by the other party, under most circumstances we would lose our rights to develop, manufacture, market and sell any products based on the technology underlying the terminated license and agreement. Such a termination would likely require us to seek alternative technology, if available, which could:

- impede or prevent delivery of our product;

- be time-consuming and expensive;

- divert attention away from our daily business; and

- possibly require us to pay significantly greater royalties and licensing fees.

If dental care providers are unable to obtain reimbursement for our products or the procedures in which they are used from third-party payors, our ability to sell or market the OCT and NIR Systems will be materially adversely affected.

Dental care providers that purchase medical devices such as our product generally rely on third-party payors, principally federal Medicare, state Medicaid and private health insurance plans, to reimburse all or part of the cost of dental imaging and procedures. We anticipate that in a prospective payment System, such as the System utilized by Medicare, and in many managed care Systems used by private health care payors, there will be no separate, additional reimbursement for our products. However, we have had a meeting with the American Dental Association Code Revision Committee to ask for inclusion of a new reimbursement code for non-radiological (non x-ray) dental imaging, which would cover our OCT and NIR Systems, and we cannot be assured that such a reimbursement code will be issued. Even if there is no procedure-specific reimbursement code, we anticipate that dental patients will justify the additional cost of accepting diagnostic imaging with our OCT and NIR Systems if we can demonstrate long-term cost savings due to improved clinical outcomes attributable to the use of our product.

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

Even if we are able to develop our products and obtain necessary regulatory approvals, we have limited experience or capabilities in marketing or commercializing our products. We currently do not have a sales, marketing or distribution infrastructure. Accordingly, we are dependent on our ability to build this capability ourselves or to find collaborative marketing partners or contract sales companies for commercial sale of our internally-developed products. Even if we find a potential marketing partner, we may not be able to negotiate a licensing or distribution contract on favorable terms to justify our investment or achieve adequate revenues.

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

If any of our collaborative partners or component suppliers do not devote sufficient time and resources to collaboration arrangements with us, we may not realize the potential commercial benefits of the arrangement, and our results of operations may be adversely affected. In addition, if any existing or future collaboration partner were to breach or terminate its arrangements with us, the development and commercialization of our Systems could be delayed, curtailed or terminated because we may not have sufficient financial resources or capabilities to continue development and commercialization.

If third-party payors do not provide adequate reimbursements for the use of our Systems that are approved for marketing, our Systems might not be purchased or used, and our revenues and profits will not develop or increase.

Our revenues and profits will depend significantly upon the availability of adequate reimbursement for the use of our imaging Systems from governmental and other third-party payors. Reimbursement by a third party may depend upon a number of factors, including the third-party payors determination that use of a product is:

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

Although our common stock is quoted on the OTC Bulletin Board under the symbol “LLSR” there is a limited active trading market for our common stock and such a market may not develop or be sustained. We cannot assure you that an active public market will materialize as we are a development stage company and do not have revenue or profit. Furthermore, the OTC Bulletin Board is not a listing service or exchange, but is instead a dealer quotation service for subscribing members.

If our common stock ceases to be quoted on the OTC Bulletin Board or if an active market for our common stock does not develop, then you may not be able to resell the shares of our common stock that you have purchased, and you may lose all of your investment. If we establish an active market for our common stock, the market price of our common stock may be significantly affected by factors such as actual or anticipated fluctuations in our operating results, general market conditions and other factors. In addition, the stock market has from time to time experienced significant price and volume fluctuations that have particularly affected the market prices for the shares of developmental stage companies, which may materially adversely affect the market price of our common stock.

Furthermore, for companies whose securities are quoted on the OTC Bulletin Board, it is more difficult (1) to obtain accurate quotations, (2) to obtain coverage for significant news events because major wire services generally do not publish press releases about such companies, and (3) to obtain needed capital.

Our common stock is deemed to be penny stock with a limited trading market.

The OTC Bulletin Board is generally considered to be a less efficient market than markets such as NASDAQ or other national exchanges. This may make it more difficult for you resell the shares of our common stock that you have purchased and more difficult for us to obtain future financing. Furthermore, our common stock is subject to the “penny stock” rules adopted under Section 15(g) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The penny stock rules apply to companies whose common stock is not listed on the NASDAQ Stock Market or another national securities exchange and trades at less than $5.00 per share or that have tangible net worth of less than $5,000,000 ($2,000,000 if the company has been operating for three or more years). These rules require, among other things, that brokers who trade penny stock to persons other than “established customers” complete certain documentation, make suitability inquiries of investors and provide investors with certain information concerning trading in the security, including a risk disclosure document and quote information under certain circumstances. Many brokers have decided not to trade penny stocks because of the requirements of the penny stock rules and, as a result, the number of broker-dealers willing to act as market makers in such securities is limited. If we remain subject to the penny stock rules for any significant period, it could have an adverse effect on the market, if any, for our common stock. Because our common stock is subject to the penny stock rules, you will find it more difficult to dispose of the shares of our common stock that you have purchased.

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

We have issued a total of 100,201,572 shares of which 39,553,571 are free trading or eligible to become free trading. This far exceeds the average daily trading volume for our common stock of approximately 65,200 shares. As a result of this imbalance, the sale or attempted sale of those formerly-restricted shares into the market can be expected to have a significant adverse effect on the market price of our common stock. This imbalance could also exacerbate volatility in the market price for our common stock – an increase in the market price could trigger an increased volume of sales or attempted sales, which could flood the market and cause the market price to decrease, resulting in price volatility.

A significant decrease in the market price of our common stock also could have a negative impact or our ability to raise capital in one or more equity financings on favorable terms, or at all.

We will need to raise additional capital in the future, but that capital may not be available.

Although we initially believed that the proceeds of our September 2006 and May 2007 private placements would be sufficient to support our Phase 2 and Phase 3 development plan, it has taken longer than we planned and cost more than we had forecast to complete our Beta Systems. As a result, we will need additional funding to complete the development of our OCT System and transition to manufacturing and begin marketing our Systems. We are in the process of seeking additional financing. Such additional financing may not be available when we need it or may not be available on terms that are favorable to us. If we are unable to obtain adequate financing on a timely basis, we could be required to delay, or terminate our product development program.

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

As of December 31, 2009, our directors and executive officers beneficially owned 60,648,000 shares, or approximately 60.5%, of our outstanding common stock in the aggregate. Because of the large percentage of stock held by our directors and executive officers, these persons could influence the outcome of any matter submitted to a vote of our stockholders. This concentration of ownership may have the effect of:

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

Our audited financial statements for the years ended December 31, 2009, December 31, 2008, and December 31, 2007 have been prepared under the assumption that we will continue as a going concern. Our independent registered public accounting firm has issued their reports dated March 27, 2010, in connection with the audit of our financial statements for the year ended December 31, 2009 and December 31, 2008 that included an explanatory paragraph describing the existence of conditions that raise substantial doubt about our ability to continue as a going concern due to our having sustained operating losses and capital deficits from operations. The fact that we have received this “going concern opinion” from our independent registered public accounting firm will likely make it more difficult for us to raise capital on favorable terms and could hinder, to some extent, our operations. Additionally, if we are not able to continue as a going concern, it is likely that stockholders will lose all of their investment. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Item 2.	Properties

We lease approximately 720 square feet of office space for our research and development activities at 8100 Park Boulevard, Pinellas Park, Florida pursuant to a month-to-month lease. Our lease for this space provides for rent of $695 per month. Our Denville, New Jersey office is also the home of Dr. Gimbel, a director and our Executive Vice-President of Clinical Affairs. We do not have any formal agreement with Dr. Gimbel regarding the use of this address, and we pay no rent. We believe that our facilities are adequate for our needs and that additional space is readily available should we need it.

Item 3.	Legal Proceedings

None

Item 4.	Submission of Matters to a Vote of Securities Holders

No matters were submitted to a vote of stockholders during the fourth quarter of 2009.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock has been quoted on the Pink Sheets under the symbol “LLSR” from October 26, 2006 to November 2009 when it commenced quotation on the OTC Bulletin Board.

The following table sets forth the high and low closing bid quotations for our common stock for each calendar quarter since October 26, 2006, as reported by the Pink Sheets and the OTC Bulletin Board. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not reflect actual transactions.

	Bid Price Per Share
	High	Low
2008
January 1 through March 31	$0.28	$0.19
April 1 through June 30	$0.235	$0.12
July 1 through September 30	$0.30	$0.15
October 1 through December 31	$0.18	$0.07
2009
January 1 through March 31	$0.14	$0.05
April 1 through June 30	$0.37	$0.07
July 1 through September 30	$0.09	$0.02
October 1 through December 31	$0.11	$0.03

Number of Stockholders

As of March 8, 2010 there were approximately 125 holders of record of our common stock and 122 beneficial owners of our common stock.

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

The information set forth and discussed in this Management’s Discussion and Analysis is derived from our financial statements and the related notes.  You should read the following discussion of our financial condition and results of operations together with the audited financial statements and the notes thereto included in this Annual Report on Form 10-K for the year ended December 31, 2009. This discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results may differ materially from those anticipated in these forward-looking statements, including those set forth in this Annual Report on Form 10-K.

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

We were formed to commercialize the application of novel technologies in the dental industry.  Our first product we are developing and plan to market, subject to FDA clearance being obtained, is our OCT Dental Imaging System.  We have the exclusive rights to OCT in the dental field as defined in our license agreement with Lawrence Livermore National Laboratories (“Livermore”) and a non-exclusive license covering a scanning method with LightLab Imaging, Inc. (“LightLab”), a leader in the application of OCT in the biomedical field. We also have an exclusive license with University of Florida for a patented technology relating to the probe scanner which we intend deploying in the OCT System.  In July 2008 we signed an exclusive agreement with The Regents of California for a patent pending technology called “Nearinfrared Transillumination For The Detection Of Tooth Decay” or NIR.  This technology is synergistic with OCT as both modalities use the same light source and we expect to integrate it into the OCT System in the form of a chairside platform and sell it separately as a standalone imaging aid.  This System has been validated and full development will commence upon the issue of the patent and adequate financial resources being available. Our development of the OCT System has taken place over the last five years with the objective of designing and building a System for dentistry that would meet two specific criteria: (1) sufficient resolution to enable the evaluation of oral tissue for the early detection of oral diseases; and (2) that the System would retail for approximately $27,000, making it accessible to almost all dentists for chairside use.

In Phase 1 development, we demonstrated that our System design provided adequate resolution for imaging oral structures. We are currently in Phase 2 and Phase 3 development with the objective of building 5 OCT Beta Systems for deployment in clinical use. Clinical use of these Systems would generate feedback on the user interface and to provide data to support the FDA 510(k) application. We commenced Phase 3, the final pre-production phase, in June 2008 with industrial design, validation of the OCT System and FDA documentation, with market introduction targeted for the first quarter of 2010.

Although we initially believed that the proceeds of our September 2006 and May 2007 private placements would be sufficient to support our Phase 2 and Phase 3 development plan, it has taken longer than we planned and cost more than we had forecast to complete our Systems. We had anticipated that the development of Systems would be completed by the fourth quarter of 2009, when transition to manufacturing will commence with product scheduled to be shipped in the first quarter of 2010.  However, we are unable to meet this timetable as our development of Systems, generation of clinical data needed to support our FDA submission has been hampered by lack of funding.  In order to complete the Systems we need adequate funding to redesign and fabricate two components of the System.  We are currently engaged in seeking funding and currently have no commitments for additional funding. We anticipate that from the time we obtain adequate we would be able to introduce the OCT System to the dental market in a 12-18 month timeframe subject to obtaining FDA clearance for marketing. We plan to outsource the manufacturing of the OCT System. We may seek to hire two additional employees to assist in the completion of the OCT System development, although we may decide to retain independent contractors in lieu of additional employees.

Fiscal Year Ended December 31, 2009 and 2008

Total Operating Revenues

We recognized $0 in revenue during the years ended December 31, 2009 and 2008. Revenues are anticipated to commence 12-18 months after financing is obtained to complete the OCT product development. Generation of sales can only commence upon FDA 510(k) clearance.

Total Operating Expenses

Total operating expenses for the year ended December 31, 2009 were $647,004compared to $4,019,587 for the same period in 2008. This represented a decrease of $3,372,583, or 84%, primarily due to stock issued for public relations and investor relations, totaling $150,000 for the year ended December 31, 2009, compared to $2,219,500 for the same period in 2008. The remaining decrease is attributable to the decrease in professional, consulting and marketing fees as well as legal and accounting fees relating that were associated with filing the S-1 Registration. Research and development costs decreased from $890,779 in year ended December 31, 2008 to $173,116 in the same period in 2009, as the OCT development program was slowed due to lack of funding. Operating expenses also included accrued salaries for management amounting to $200,000 for the period, rent, travel and other general and administrative expenses.

In June 2008, we initiated legal proceedings against two public relations consultants to recover the stock as a result of nonperformance. In October 2008, we settled the dispute, and the consultants agreed to return half of the stock they had received.  The stock, amounting to 3,000,000 shares, was returned to treasury in 2009 and cancelled.

We depreciate fixed assets. This resulted in an expense of $22,481and $24,056 for the years ended December 31, 2009 and 2008, respectively. We determine the fair value of the undiscounted cash flows annually and sooner if circumstances change and determination is required, to value any impairment on our intangible assets and long-lived assets. As of December 31, 2009 and December 31, 2008, we determined there was no impairment charge.

Other Income (Expense)

Amortization of debt issuance costs of $94,625for the year ended December 31, 2009 compares to $97,397 for the same period in 2008. The loss on investment of $81,332 relates to our share of the loss in the joint venture HyGeniLase, Inc., a development stage company. The difference in the interest expense - debt discount amounting to $344,585and $333,601 in the years ended December 31, 2009 and 2008, respectively, relates to the 5% Senior Convertible Notes that were issued in May 2007. Interest expense, net of interest income, of $208,123 is the amount of interest payable on the notes for the year ended December 31, 2009 compared to interest of $96,773.  This increase is due to the increase in interest payable from 5% to 10% as we defaulted by not having sufficient funds to pay the interest when due.

Net Income (Loss)

We reported a net (loss) from operations of $(647,004) for the year ended December 31, 2009 versus $(4,019,587) for the year ended December 31, 2008. The decrease in the net loss is attributable to the decrease in total operating expenses, discussed above.

Provision for Income Taxes

There was no provision for income taxes for the year ended December, 2009 and 2008. There was no provision due to the carry forward of approximately $9,786,053 of net operating losses as of December 31, 2009 that we reserved in valuation allowances against this deferred tax asset.

Liquidity and Capital Resources

During the year ended, 2008, the balance in cash and cash equivalents decreased to $72,858, representing a net decrease of $1,389,048 for the period, compared to a net increase in cash and cash equivalents of $1,112,985 during the year ended December 31, 2007, which included net cash provided by financing activities of $2,234,310 (net of debt issuance costs) attributable to our sale of the 5% Senior Convertible Notes. This difference also reflects an increase in net cash used in operating activities of $515,753, or approximately 91%.

As of December 31, 2008, we had current assets of $159,190, primarily consisting of cash and cash equivalents totaling $72,858.

As of December 31, 2008, we had $1,115,597 in current liabilities, consisting of $1,025,138 in accounts payable and accrued expenses and $90,459 in accrued interest on convertible notes. We had a working capital deficit of $956,407 at December 31, 2008.

During the year ended, 2009, the balance in cash and cash equivalents decreased to $0  representing a net decrease of  $72,858 for the period, compared to a net decrease in cash and cash equivalents of $1,389.048 during the year ended December 31, 2008. The decrease of $72,858 is reflective of cash used in operating activities of $182,318, includes an increase in accounts payable and accrued expenses of $530,893, an increase in prepaid expenses of $30,566 as well as adjustments to the net loss for non-cash interest expense relating to the debt discount amortization and beneficial conversion feature of $344,586. The Company also had cash provided for financing activities for the year ended December 31, 2009 in the amount of $109,460, mostly derived from the related party loans made by the principals in 2009 in the amount of $104,292.

As of December 31, 2009, we had current assets of $35,566 consisting of prepaid expenses and other current assets.

As of December 31, 2009, we had $4,026.534 in current liabilities, consisting of accrued interest payable on the 5% convertible note of $287,530; accounts payable of  $383,118; the convertible note payable, which was reclassified from a long term liability to a current liability due to default in the second interest payment, amounting to $2,292,594; notes payable to management amounting to $960,000 as a result of converting their accrued salaries in terms of their management agreements;  and  $104, 292 owing to management for loans to provide the company with working capital.

We had a working capital deficit of $3,990,968 at December 31, 2009.

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

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements:

Principles of Consolidation

Our consolidated financial statements include our accounts and the accounts of all of our wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Uncertainty in Income Taxes

Under ASC 740-10-25 recognition and measurement of uncertain income tax positions is required using a “more-likely-than-not” approach.  We evaluate our tax positions on an annual basis and have determined that as of December 31, 2009 no additional accrual for income taxes is necessary.

Advertising Costs

We expense the costs associated with advertising as incurred. Advertising expenses for the year ended December 31, 2009 and the years ended December 31, 2008 are included in professional, consulting and marketing fees in the consolidated statements of operations.

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

Impairment of Long-Lived Assets

Long-lived assets, primarily fixed assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable. We do not perform a periodic assessment of assets for impairment in the absence of such information or indicators. Conditions that would necessitate an impairment assessment include a significant decline in the observable market value of an asset, a significant change in the extent or manner in which an asset is used, or a significant adverse change that would indicate that the carrying amount of an asset or group of assets is not recoverable. For long-lived assets to be held and used, we recognize an impairment loss only if its carrying amount is not recoverable through its undiscounted cash flows and measures the impairment loss based on the difference between the carrying amounts and estimated fair value.

Earnings (Loss) Per Share of Common Stock

Basic net (loss) per common share is computed using the weighted average number of common shares outstanding. Diluted earnings per share (“EPS”) include additional dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options and warrants. The common stock equivalents were not included in the computation of diluted earnings per share on the consolidated statement of operations due to the fact that we reported a net loss and to do so would be anti-dilutive for the periods presented.

Stock-Based Compensation

In 2006, we adopted the provisions of ASC 718-10 “Share Based Payments”. The adoption of this principle had no effect on the Company’s operations.

ASC 718-10 requires recognition of stock-based compensation expense for all share-based payments based on fair value.  Prior to January 1, 2006, we measured compensation expense for all of its share-based compensation using the intrinsic value method.

We have elected to use the modified-prospective approach method.  Under that transition method, the calculated expense in 2006 is equivalent to compensation expense for all awards granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair values.  Stock-based compensation expense for all awards granted after January 1, 2006 is based on the grant-date fair values.  We recognize these compensation costs, net of an estimated forfeiture rate, on a pro rata basis over the requisite service period of each vesting tranche of each award.  We consider voluntary termination behavior as well as trends of actual option forfeitures when estimating the forfeiture rate.

We measure compensation expense for non-employee stock-based compensation under ASC 505-50, “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services".  The fair value of the option issued is used to measure the transaction, as this is more reliable than the fair value of the services received.  The fair value is measured at the value of the Company’s common stock on the date that the commitment for performance by the counterparty has been reached or the counterparty’s performance is complete.  The fair value of the equity instrument is charged directly to compensation expense and additional paid-in capital.  For common stock issuances to non-employees that are fully vested and are for future periods, we classify these issuances as prepaid expenses and expenses the prepaid expenses over the service period.  At no time have we issued common stock for a period that exceeds one year.

Debt Issuance Costs

Debt issuance costs relate to the fees paid in connection with our outstanding convertible notes. These fees are being amortized over the life of the convertible notes, which is three years. Should the notes be converted prior to the maturity date of three years, then the debt issuance costs will be amortized sooner.

Beneficial Conversion Features

ASC 470-20 applies to convertible securities with beneficial conversion features that must be settled in stock and to those that give the issuer a choice in settling the obligation in either stock or cash.  ASC 470-20 requires that the beneficial conversion feature should be valued at the commitment date as the difference between the conversion price and the fair market value of the common stock into which the security is convertible, multiplied by the number of shares into which the security is convertible.  ASC 470-20 further limits this amount to the proceeds allocated to the convertible instrument

Recent Issued Accounting Standards

In September 2006, ASC issued 820, Fair Value Measurements. ASC 820 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosure about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. Early adoption is encouraged. The adoption of ASC 820 is not expected to have a material impact on our financial statements.

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

In December 2007, we adopted ASC 805, Business Combinations (“ASC 805”). ASC 805 retains the fundamental requirements that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. ASC 805 defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control.  ASC 805 will require an entity to record separately from the business combination the direct costs, where previously these costs were included in the total allocated cost of the acquisition.  ASC 805 will require an entity to recognize the assets acquired, liabilities assumed, and any non-controlling interest in the acquired at the acquisition date, at their fair values as of that date.

ASC 805 will require an entity to recognize as an asset or liability at fair value for certain contingencies, either contractual or non-contractual, if certain criteria are met.  Finally, ASC 805 will require an entity to recognize contingent consideration at the date of acquisition, based on the fair value at that date.  This will be effective for business combinations completed on or after the first annual reporting period beginning on or after December 15, 2008.  Early adoption is not permitted and the ASC is to be applied prospectively only.  Upon adoption of this ASC, there would be no impact to the Company’s results of operations and financial condition for acquisitions previously completed.  The adoption of ASC 805 is not expected to have a material effect on our financial position, results of operations or cash flows.

In March 2008, ASC issued ASC 815, Disclosures about Derivative Instruments and Hedging Activities”, (“ASC 815”). ASC 815 requires enhanced disclosures about an entity’s derivative and hedging activities. These enhanced disclosures will discuss: how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for and its related interpretations; and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. ASC 815 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We do not believe that ASC 815 will have an impact on their results of operations or financial position.

In April 2008, ASC issued ASC 350, “Determination of the Useful Life of Intangible Assets”. This amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under ASC 350. The guidance is used for determining the useful life of a recognized intangible asset shall be applied prospectively to intangible assets acquired after adoption, and the disclosure requirements shall be applied prospectively to all intangible assets recognized as of, and subsequent to, adoption. We do not believe ASC 350 will materially impact their financial position, results of operations or cash flows.

ASC 470-20, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“ASC 470-20”) requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s non-convertible debt borrowing rate. ASC 470-20 is effective for fiscal years beginning after December 15, 2008 on a retroactive basis. We do not believe that the adoption of ASC 470-20 will have a material effect on its financial position, results of operations or cash flows.

ASC 815-40, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“ASC 815-40”), provides guidance for determining whether an equity-linked financial instrument (or embedded feature) is indexed to an entity’s own stock and it applies to any freestanding financial instrument or embedded feature that has all the characteristics of a derivative., ASC 815-40 also applies to any freestanding financial instrument that is potentially settled in an entity’s own stock. We are determining what impact, if any, ASC815-40 will have on our financial position, results of operations and cash flows

ASC 470-20-65, “Transition Guidance for Conforming Changes to, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” (“ASC 470-20-65”). ASC 470-20-65 is effective for years ending after December 15, 2008. The overall objective of ASC 470-20-65 is to provide for consistency in application of the standard. We have computed and recorded a beneficial conversion feature in connection with certain of their prior financing arrangements and do not believe that ASC 470-20-65 will have a material effect on that accounting.

Effective July 1, 2009, the Company adopted FASB ASU No. 2009-05, Fair Value Measurement and Disclosures (Topic 820) (“ASU 2009-05”). ASU 2009-05 provided amendments to ASC 820-10, Fair Value Measurements and Disclosures – Overall, for the fair value measurement of liabilities. ASU 2009-05 provides clarification that in circumstances in which a quoted market price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using certain techniques. ASU 2009-05 also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of a liability. ASU 2009-05 also clarifies that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required for Level 1 fair value measurements. Adoption of ASU 2009-05 did not have a material impact on our results of operations or financial condition.

In January 2010, the Company adopted FASB ASU No. 2010-06, Fair Value Measurement and Disclosures (Topic 820)- Improving Disclosures about Fair Value Measurements (“ASU 2010-06”). These standards require new disclosures on the amount and reason for transfers in and out of Level 1 and 2 fair value measurements. The standards also require new disclosures of activities, including purchases, sales, issuances, and settlements within the Level 3 fair value measurements. The standard also clarifies existing disclosure requirements on levels of disaggregation and disclosures about inputs and valuation techniques. These new disclosures are effective beginning with the first interim filing in 2010. The disclosures about the rollforward of information in Level 3 are required for the Company with its first interim filing in 2011. The Company does not believe this standard will impact their financial statements.

Other ASU’s that have been issued or proposed by the FASB ASC that do not require adoption until a future date and are not expected to have a material impact on the financial statements upon adoption.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8.	Financial Statements and Supplementary Data

The following financial statements are included:

LANTIS LASER INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2009 AND 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Lantis Laser Inc.
Denville, NJ

We have audited the accompanying consolidated balance sheets of Lantis Laser Inc. (the “Company”) as of December 31, 2009 and 2008 and the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for the years ended December 31, 2009 and 2008 with cumulative totals since the Company’s inception.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lantis Laser Inc. as of December 31, 2009 and 2008, and the results of its consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for the years ended December 31, 2009 and 2008, with cumulative totals since January 14, 1998, the commencement of the development stage in conformity with U.S. generally accepted accounting principles.

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

/s/ KBL, LLP
New York, NY
March 27, 2010

LANTIS LASER INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2009 AND 2008

	DECEMBER 31,	DECEMBER 31,
	2009	2008
ASSETS
Current Assets:
Cash and cash equivalents	$-	$72,858
Prepaid expenses and other current assets	35,566	5,000
Investment under equity method	-	81,332

Total Current Assets	35,566	159,190

Fixed assets, net of depreciation	47,071	69,552

Other Assets:
Debt issuance costs, net of amortization	30,618	129,862

Total Other Assets	30,618	129,862

TOTAL ASSETS	$113,255	$358,604

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

LIABILITIES
Current Liabilities:
Accrued interest - convertible notes	$287,530	$90,459
Accounts payable and accrued expenses (including $5,168 in bank overdraft)	383,118	1,025,138
Notes payable - related parties	960,000	-
Related party payable	104,292	-
Convertible notes payable, net of discount and beneficial conversion feature	2,291,594	-

Total Current Liabilities	4,026,534	1,115,597

Long-term Liabilities:
Convertible notes payable, net of discount and beneficial conversion feature	-	2,054,999

Total Long-term Liabilities	-	2,054,999

Total Liabilities	4,026,534	3,170,596

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $.001 Par Value; 10,000,000 shares authorized and 0 shares issued and outstanding	-	-
Common stock, $.001 Par Value; 990,000,000 shares authorized and 100,201,572 and 100,118,238 shares issued and outstanding	100,201	100,118
Additional paid-in capital	4,604,586	4,330,287
Additional paid-in capital - warrants	1,167,987	1,167,987
Deficits accumulated during the development stage	(9,786,053)	(8,410,384)

Total Stockholders’ Equity (Deficit)	(3,913,279)	(2,811,992)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$113,255	$358,604

The accompanying notes are an integral part of the consolidated financial statements

LANTIS LASER INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008
WITH CUMULATIVE TOTALS SINCE JANUARY 14, 1998 (INCEPTION)

			CUMULATIVE
			TOTALS SINCE
	YEARS ENDED		INCEPTION
	DECEMBER 31,		JANUARY 14,
	2009	2008	1998

OPERATING REVENUES
Sales	$-	$-	$-

OPERATING EXPENSES

Research and development	173,116	890,779	2,109,869
Wages and wage related expenses	200,000	200,000	979,981
Professional, consulting and marketing fees	88,945	2,726,481	4,357,001
Other general and administrative expenses	162,462	178,271	540,719
Depreciation	22,481	24,056	91,248
Total Operating Expenses	647,004	4,019,587	8,078,818

LOSS BEFORE OTHER INCOME (EXPENSE)	(647,004)	(4,019,587)	(8,078,818)

Amortization of debt issuance costs	(94,625)	(97,397)	(256,953)
Loss in investment under equity method	(81,332)	(25,000)	(167,664)
Interest expense - debt discount	(344,585)	(333,601)	(891,517)
Interest income (expense), net	(208,123)	(96,773)	(391,101)
Total Other Income (expense)	(728,665)	(552,771)	(1,707,235)

NET LOSS BEFORE PROVISION FOR INCOME TAXES	(1,375,669)	(4,572,358)	(9,786,053)
Provision for Income Taxes	-	-	-

NET LOSS APPLICABLE TO COMMON SHARES	$(1,375,669)	$(4,572,358)	$(9,786,053)

NET LOSS PER BASIC AND DILUTED SHARES	(0.01)	(0.03)	(0.29)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	99,122,394	132,825,065	33,478,573

The accompanying notes are an integral part of the consolidated financial statements

LANTIS LASER INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE YEAR ENDED DECEMBER 31, 2009
WITH CUMULATIVE TOTALS SINCE JANUARY 14, 1998 (INCEPTION)

							Deficits
						Additional	Accumulated
					Additional	Paid-in	During the
	Preferred Stock		Common Stock		Paid-in	Capital-	Development
	Shares	Amount	Shares	Amount	Capital	Warrants	Stage	Total

Balance - January 14, 1998	-	$-	-	$-	$-	$-	$-	$-

Shares issued to founders	-	-	200	200	87	-	-	287

Net loss for the period January 14, 1998 through December 31, 2003	-	-	-	-	-	-	(408,404)	(408,404)

Balance January 1, 2004	-	-	200	200	87	-	(408,404)	(408,117)

Shares issued in reverse merger	-	-	81,788,563	81,589	(81,876)	-	-	(287)

Shares issued in conversion of notes	-	-	3,211,250	3,211	256,318	-	-	259,529

Net loss for the year	-	-				-	(251,734)	(251,734)

Balance December 31, 2004	-	-	85,000,013	85,000	174,529	-	(660,138)	(400,609)

Net loss for the year	-	-	-	-	-	-	(347,397)	(347,397)

Balance December 31, 2005	-	-	85,000,013	85,000	174,529	-	(1,007,535)	(748,006)

Shares and warrants issued in private placement, net of placement fees	-	-	5,850,000	5,850	307,507	208,143	-	521,500

Shares issued for services rendered	-	-	1,500,000	1,500	148,500	-	-	150,000

Warrants issued to former noteholders	-	-	-	-	-	159,610	-	159,610

Warrants issued to consultant in private placement	-	-	-	-	-	17,769	-	17,769

Adjust fair value of warrants issued in private placement	-	-	-	-	-	114,930	-	-

Royalty fees forgiven by Lawrence Livermore	-	-	-	-	380,000	-	-	380,000

Net loss for the year ended December 31, 2006 as previously reported	-	-	-	-	-	-	(771,352)	(771,352)

Prior period adjustment - correction of an error see Note 10	-	-	-	-	-	(114,930)	114,930	-

Net loss for the year ended December 31, 2006 as restated	-	-	-	-	-	-	(656,422)	(656,422)

Balance December 31, 2006	-	-	92,350,013	92,350	1,010,536	385,522	(1,663,957)	(175,549)

Warrants issued to placement agent	-	-	-	-	-	292,518	-	292,518

Warrants issued to convertible noteholders	-	-	-	-	-	513,132	-	513,132

Beneficial conversion feature on convertible notes	-	-	-	-	505,300	-	-	505,300

Shares issued for services rendered (including prepaid services)	-	-	6,460,000	6,460	2,528,090	-	-	2,534,550

Exercise of warrants	-	-	163,375	163	40,584	(16,241)	-	24,506

Net loss for the year ended December 31, 2007	-	-	-	-	-	-	(2,174,069)	(2,174,069)

Balance December 31, 2007	-	-	98,973,388	98,973	4,084,510	1,174,931	(3,838,026)	1,520,388

Exercise of warrants	-	-	69,850	70	17,352	(6,944)	-	10,478

Shares issued for services rendered (including prepaid services)	-	-	1,075,000	1,075	228,425	-	-	229,500

Net loss for the year ended December 31, 2008	-	-	-	-	-	-	(4,572,358)	(4,572,358)

Balance December 31, 2008	-	-	100,118,238	100,118	4,330,287	1,167,987	(8,410,384)	(2,811,992)

Shares returned to treasury and retired			(3,000,000)	(3,000)	3,000	-	-	-

Shares issued upon conversion from note payable			833,334	833	111,049	-	-	111,882

Shares issued for services rendered (including prepaid services)	-	-	2,000,000	2,000	148,000	-	-	150,000

Shares issued for accounts payable	-	-	250,000	250	12,250	-	-	12,500

Net loss for the year ended December 31, 2009	-	-	-	-	-	-	(1,375,669)	(1,375,669)

Balance December 31, 2009	-	$-	100,201,572	$100,201	$4,604,586	$1,167,987	$(9,786,053)	$(3,913,279)

The accompanying notes are an integral part of the consolidated financial statements

LANTIS LASER INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008
WITH CUMULATIVE TOTALS SINCE JANUARY 14, 1998 (INCEPTION)

	YEARS ENDED		CUMULATIVE
	DECEMBER 31,		TOTALS SINCE
	2009	2008	JANUARY 14, 1998

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,375,669)	$(4,572,358)	$(9,786,053)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	22,481	24,056	91,248
Amortization of debt issuance costs	94,625	97,397	256,953
Interest expense - debt discount	173,648	168,083	449,217
Interest expense - beneficial conversion feature	170,938	165,518	442,301
Loss on investment under equity method	81,332	25,000	167,664
License fees payable for research and development	-	-	605,000
Warrants issued to former noteholders and consultants	-	-	469,897
Common stock issued for consulting services	150,000	124,500	859,050

Changes in assets and liabilities
(Increase) decrease in prepaid expenses	(30,566)	2,200,000	2,169,434
Increase in accounts payable and accrued expenses	325,312	423,388	1,503,783
Accrued interest on convertible notes	205,581	(346)	205,235
Total adjustments	1,193,351	3,227,596	7,219,782

Net cash (used in) operating activities	(182,318)	(1,344,762)	(2,566,271)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of fixed assets	-	(4,764)	(138,319)
Investment under equity method	-	(50,000)	(167,664)

Net cash (used in) investing activities	-	(54,764)	(305,983)

CASH FLOWS FROM FINANCING ACTIVITES
Proceeds from notes payable	-	-	197,000
Proceeds from exercise of warrants	-	10,478	34,984
Increase in bank overdraft	5,168	-	5,168
Proceeds from convertible notes and warrants, net of debt issuance costs	-	-	2,234,310
Payments of license fee payable	-	-	(225,000)
Proceeds from private placement, net of fees	-	-	521,500
Proceeds (payments) from related parties	104,292	-	104,292

Net cash provided by financing activities	109,460	10,478	2,872,254

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(72,858)	(1,389,048)	-

CASH AND CASH EQUIVALENTS -BEGINNING OF PERIOD	72,858	1,461,906	-

CASH AND CASH EQUIVALENTS - END OF PERIOD	$-	$72,858	$-

CASH PAID DURING THE YEAR FOR:
Income taxes	$-	$-	$-
Interest expense	$79,900	$126,325	$93,517

SUPPLEMENTAL NONCASH INFORMATION:

Conversion of notes and interest for common stock, net of discounts and issuance costs	$111,882	$-	$371,411
Conversion of license fee payable into capital	$-	$-	$380,000
Common stock issued for consulting services	$150,000	$124,500	$859,050
Warrants issued to former noteholders and consultants	$-	$-	$469,897
Common stock issued for prepaid expenses	$-	$105,000	$2,205,000
Conversion of accrued expenses for note payable - related parties	$960,000	$-	$960,000

The accompanying notes are an integral part of the consolidated financial statements

LANTIS LASER INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

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
DECEMBER 31, 2009 AND 2008

NOTE 1 -	ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

On December 19, 2007, HyGeniLase, Inc., (“HyGeniLase”) a Delaware corporation was formed.  HyGeniLase is a joint venture between the Company and Laser Energetics, Inc., (“LEI”), an Oklahoma corporation, with each party owning 50% of the company.  HyGeniLase was formed to develop, manufacture, market, sell and distribute dental laser process technology to the dental markets worldwide (see Note 10).  As of December 31, 2009, the Company has delayed the joint venture project with LEI due to failure on LEI’s part to comply with their end of the agreement as well as funding. As a result, the Company reserved the remaining $81,332 of the investment on their books.

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

The Company in June 2008, entered into a strategic agreement with AXSUN Technologies whereby AXSUN will manufacture and supply the Integrated Optical Coherence Tomography Engine for the Company’s OCT Dental Imaging System.  Under the terms of the agreement, the Company has exclusive rights to the OCT Engine for use in diagnostic imaging of teeth and soft tissue in human and animal dentistry.  The Company defaulted on progressive development payments and received notice of termination of the agreement on March 17, 2010.  The parties have agreed to enter into a new agreement with amended terms and conditions and this is presently under discussion. The Company issued 500,000 shares of stock to AXSUN in connection with this agreement (see Note 7).

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

LANTIS LASER INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

NOTE 1 -	ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

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

The FASB will not consider ASUs as authoritative in their own right. ASUs will serve only to update the Codification, provide background information about the guidance and provide the basis for conclusions on the change(s) in the Codification. References made to FASB guidance throughout this document have been updated for the Codification.

Going Concern

As shown in the accompanying consolidated financial statements the Company has incurred recurring losses of $1,375,669 and $4,572,358 for the years ended December 31, 2009 and 2008 respectively, and has incurred a cumulative loss of $9,786,053 since inception (January 14, 1998).  The Company has a working capital deficit in the amount of $3,990,968 as of December 31, 2009.  The Company is currently in the development stage and has been spending a majority of their time in the development of the OCT technology for which they currently hold exclusive and non-exclusive licenses of the patents for.

LANTIS LASER INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

NOTE 1 -	ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

Going Concern (continued)

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

LANTIS LASER INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

NOTE 2 -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

LANTIS LASER INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

NOTE2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Accounts Receivable

The Company when it will conduct business it will extend credit based on an evaluation of the customers’ financial condition, generally without requiring collateral.  Exposure to losses on receivables is expected to vary by customer due to the financial condition of each customer.  The Company monitors exposure to credit losses and maintains allowances for anticipated losses considered necessary under the circumstances.  The Company has not recorded any receivables, and therefore no allowance for doubtful accounts at December 31, 2009 and 2008, respectively.

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

Uncertainty in Income Taxes

Under ASC 740-10-25 recognition and measurement of uncertain income tax positions is required using a “more-likely-than-not” approach.  Management evaluates their tax positions on an annual basis and has determined that as of December 31, 2009 no additional accrual for income taxes is necessary.

Advertising Costs

The Company expenses the costs associated with advertising as incurred.  Advertising expenses for the years ended December 31, 2009 and 2008 are included in professional, consulting and marketing fees in the consolidated statements of operations.

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

LANTIS LASER INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

NOTE 2 -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Subsequent Events

In accordance with ASC 855 “Subsequent Events”, the Company is required to disclose the date through which subsequent events have been evaluated and whether that date is the date the financial statements were issued or the date the financial statements were available to be issued.  ASC 855 is effective for financial periods ending after June 15, 2009.  Management has evaluated subsequent events through March 27, 2010, the date the consolidated financial statements were issued.

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

The following is a reconciliation of the computation for basic and diluted EPS:

			Cumulative
			Totals since
	December 31,	December 31,	January 14, 1998
	2009	2008	(Inception)
Net loss	$(1,375,669)	$(4,572,358)	$(9,786,053)

Weighted-average common shares
Outstanding (Basic)	99,122,394	132,825,065	33,478,573
Weighted-average common stock
Equivalents
Convertible Notes	16,009,999	16,843,333	16,009,999
Stock options	-	-	-
Warrants	14,486,066	14,486,066	14,486,066

Weighted-average commons shares
Outstanding (Diluted)	129,618,459	164,154,464	63,974,638

LANTIS LASER INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

NOTE 2 -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Segment Information

The Company follows the provisions of ASC 280-10, "Disclosures about Segments of an Enterprise and Related Information”.  This standard requires that companies disclose operating segments based on the manner in which management disaggregates the Company in making internal operating decisions.  The Company only operates in one reporting segment as of December 31, 2009 and for the years ended December 31, 2009 and 2008.

Debt Issuance Costs

Debt issuance costs relate to the fees paid in connection with the Convertible Notes.  These fees are being amortized over the life of the Convertible Notes which is three years.  Should the notes be converted prior to the maturity date of three years, then the debt issuance costs will be amortized sooner.  The Company amortized $94,625 and $97,397 for the years ended December 31, 2009 and 2008, respectively.

LANTIS LASER INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

NOTE 2 -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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
DECEMBER 31, 2009 AND 2008

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

ASC 805 will require an entity to recognize as an asset or liability at fair value for certain contingencies, either contractual or non-contractual, if certain criteria are met.  Finally, ASC 805 will require an entity to recognize contingent consideration at the date of acquisition, based on the fair value at that date.  This will be effective for business combinations completed on or after the first annual reporting period beginning on or after December 15, 2008.  Early adoption is not permitted and the ASC is to be applied prospectively only.  Upon adoption of this ASC, there would be no impact to the Company’s results of operations and financial condition for acquisitions previously completed.  The adoption of ASC 805 is not expected to have a material effect on the Company’s financial position, results of operations or cash flows.

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
DECEMBER 31, 2009 AND 2008

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
DECEMBER 31, 2009 AND 2008

NOTE 2 -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements (Continued)

In January 2010, the Company adopted FASB ASU No. 2010-06, Fair Value Measurement and Disclosures (Topic 820)- Improving Disclosures about Fair Value Measurements (“ASU 2010-06”). These standards require new disclosures on the amount and reason for transfers in and out of Level 1 and 2 fair value measurements. The standards also require new disclosures of activities, including purchases, sales, issuances, and settlements within the Level 3 fair value measurements. The standard also clarifies existing disclosure requirements on levels of disaggregation and disclosures about inputs and valuation techniques. These new disclosures are effective beginning with the first interim filing in 2010. The disclosures about the rollforward of information in Level 3 are required for the Company with its first interim filing in 2011. The Company does not believe this standard will impact their financial statements.

Other ASU’s that have been issued or proposed by the FASB ASC that do not require adoption until a future date and are not expected to have a material impact on the financial statements upon adoption.

NOTE 3 -	FIXED ASSETS

Fixed assets as of December 31, 2009 and 2008 were as follows:

	Estimated
	Useful Lives	December 31,	December 31
	(Years)	2009	2008

Computer and medical equipment	5	$126,319	$126,319
Software	3	12,000	12,000
		138,319	138,319
Less: accumulated depreciation		(91,248)	(68,767)
Fixed assets, net		$47,071	$69,552

There was $22,481 and $24,056 charged to operations for depreciation expense for the years ended December 31, 2009 and 2008, respectively.

LANTIS LASER INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

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

Interest expense on the Convertible Notes for the years ended December 31, 2009 and 2008 was $205,581 and $125,979, respectively and $287,530 is accrued at December 31, 2009.  Interest expense on the debt discount was $173,647 and $168,083 for the years ended December 31, 2009 and 2008, respectively, and amortization of the discount on the beneficial conversion feature was $170,938 and $165,518, respectively for the years ended December 31, 2009 and 2008.

As a result of the Company’s failure to timely pay the interest in May 2009, the convertible notes are in technical default.  Therefore, the Company has reclassified the debt to current liabilities.  The summary of the Convertible Notes is as follows at December 31, 2009:

$2,401,500 Convertible Debenture, net of discount of
$109,906 at 10% interest per annum due on demand	$2,291,594

LANTIS LASER INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

NOTE 5 -	RELATED PARTY LOANS

The Company has unsecured loans with two of its directors.  There was $104,292 outstanding as of December 31, 2009 inclusive of $2,542 in accrued interest.  These loans were made to fund the Company with working capital during the development stage.  The loans are accruing interest at a rate of 5% per annum.  Interest expense during the years ended December 31, 2009 and accrued at December 31, 2009 is $2,542.  There were no amounts outstanding in 2008.

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

LANTIS LASER INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

NOTE 6 -	LICENSE AND ROYALTY FEES (CONTINUED)

Lawrence Livermore (Continued)

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

On February 18, 2009, the Company and Lawrence Livermore entered into an Amended License Agreement, and again amended on October 7, 2009, whereby, the Company is obligated to pay minimum royalty fees of $20,000 by December 15, 2009 (for 2009, which has been deferred until July 31, 2010 by Lawrence Livermore and is included in accounts payable at December 31, 2009), $20,000 by February 28, 2010 (for 2010, which has been deferred until July 31, 2010 by Lawrence Livermore), $60,000 by February 28, 2011 (for 2011), $100,000 by February 28, 2012 (for 2012), and $250,000 by February 28, 2013 and February 28 each thereafter (for 2013 and each year thereafter).

LightLab

The Company has an obligation under the Non-Exclusive License Agreement for Imaging Patents between themselves and LightLab Imaging, LLC entered into August 8, 2001.

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

There were no amounts outstanding to LightLab as of December 31, 2009 and 2008.

University of Florida

On May 31, 2007, the Company entered into an exclusive licensing agreement for the field of dentistry with The University of Florida Research Foundation for novel technology relevant to the imaging probe of its Dental Imaging System. The Agreement carries a $1,000 initial licensing fee with royalty payments to commence in 2008.

LANTIS LASER INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

NOTE 6 -	LICENSE AND ROYALTY FEES (CONTINUED)

University of Florida (Continued)

The Company has paid the minimum fees in 2008 and the minimum royalty for 2009 originally due by December 31, 2009 has been deferred until July 31, 2010, and is in accounts payable as it is unpaid as of December 31, 2009. The Company did pay some patent fees of $123 in 2009 to the University of Florida. In addition, the first year of sale under the agreement has been amended to 2010 from 2009.

University of California – San Francisco

On July 9, 2008, the Company entered an exclusive license agreement for near-infrared transillumination for the imaging of early dental decay with The Regents of the University of California.  The agreement requires the payment of an initial non-refundable license fee of $10,000 and an annual license maintenance fee of $5,000 which for 2009 has been deferred until July 31, 2010.  The agreement also requires the payment of certain milestone payments based on patent allowance and FDA approval.

On August 4, 2009, the Company and The Regents of the University of California entered into an Amended License Agreement (Amendment No. 1) whereby milestones were updated to provide adequate time for the Company to complete development, obtain FDA clearance and transition to marketing and manufacturing.  Minimum royalties are required as follows:

First year of sales, or no later than 2011	$10,000
Second year	50,000
Third year	100,000
Fourth year	150,000
Fifth and subsequent years	200,000

Earned royalties of 5% of net sales of the product or method are required to the extent that they exceed the minimum royalties.  The agreement continues in effect until terminated by the parties or the patent rights expire or are abandoned. The Company paid $16,352 in license fees ($5,000) and other patent and legal expenses $11,352 in 2009, and there are no amounts accrued for as of December 31, 2009.

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

LANTIS LASER INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

NOTE 7 -	COMMITMENTS (CONTINUED)

AXSUN

The Company was in default of this agreement by not making development progress payments according to the agreed schedule and received confirmation of termination of the agreement on March 17, 2010. The parties have agreed to enter a new agreement to take into account the anticipated timeline of the OCT System development and currently discussing the terms and conditions of a new agreement. The Company also issued 500,000 shares of stock to AXSUN in connection with the agreement.

Employment Agreements

The Company has entered into employment agreements with its two senior officers through December 31, 2009.  The agreements obligate the Company to pay these officers $200,000 per year through December 31, 2009.  Total commitment for the Company is $960,000 through December 31, 2009.  The Company and the officers can terminate these agreements, and can adjust compensation at anytime during the length of the contracts.  The amount owed to these officers, through December 31, 2009, will be paid in the form of a three-year convertible note bearing interest at 5% per annum, convertible into shares of common stock at a conversion price equal to the average bid price for 10 days prior to conversion.  The amount is due in three-years (December 31, 2012, however, there is no prepayment penalty).

NOTE 8 -	STOCKHOLDERS’ EQUITY (DEFICIT)

Common Stock and Preferred Stock

As of December 31, 2009, the Company has 990,000,000 shares of common stock authorized with a par value of $.001.  On December 9, 2004, Lantis Laser Inc. increased the authorized shares from 250,000,000 to 990,000,000.  They also removed the 1,000,000 shares of preferred stock from its charter, and on January 23, 2007, amended their articles of incorporation to create a class of preferred stock, and authorized the issuance of 10,000,000 shares of preferred stock at $.001 par value.  No shares have been issued to date.

The Company has 100,201,572 and 100,118,238 shares issued and outstanding as of December 31, 2009 and 2008, respectively.

During the year ended December 31, 2009:

The Company issued 2,000,000 shares to various consultants for administrative services and public and investor relation services.  These shares were valued at various prices between $.10 and $.04 per share or $150,000.  In addition, the Company issued 250,000 shares to convert a payable to a consultant ($12,500).

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

LANTIS LASER INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

NOTE 8 -	STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED)

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

LANTIS LASER INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

NOTE 8 -	STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED)

Warrants (Continued)

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
DECEMBER 31, 2009 AND 2008

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

At December 31, 2009, deferred tax assets consist of the following:

Net operating losses	$3,060,522

Valuation allowance	(3,060,522)

$-

At December 31, 2009, the Company had a net operating loss carryforward in the amount of $9,001,535 available to offset future taxable income through 2029.  The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.  A reconciliation of the Company’s effective tax rate as a percentage of income before taxes and federal statutory rate for the periods ended December 31, 2009 and 2008 is summarized as follows:

	2009	2008

Federal statutory rate	(34.0)%	(34.0)%

State income taxes, net of federal benefits	3.3	3.3

Valuation allowance	30.7	30.7
	0%	0%

NOTE 10 -	JOINT VENTURE AGREEMENT WITH LEI

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

LANTIS LASER INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

NOTE 10 -	JOINT VENTURE AGREEMENT WITH LEI (CONTINUED)

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

As of December 31, 2009, the Company has delayed the joint venture project with LEI due to failure on LEI’s part to comply with their end of the agreement as well as funding. As a result, the Company reserved the remaining $81,332 of the investment on their books.

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

LANTIS LASER INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

NOTE 11 -	LITIGATION (CONTINUED)

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

During the year ended December 31, 2009 the 3,000,000 shares in the Treasury were retired.

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

LANTIS LASER INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

NOTE 12 -	FAIR VALUE MEASUREMENTS (CONTINUED)

The following table represents the fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2009:

	Level 1	Level 2	Level 3	Total

Convertible debentures, net of discount	-	-	2,291,594	2,291,594

Total liabilities	-	-	2,291,594	2,291,594

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A(T).	Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. As of December 31, 2009, the reporting period covered by this Annual Report on Form 10-K, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, who are same person, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are not effective as of December 31, 2009 due to the fact that we have not been funded effectively for us to separate these two functions. We plan on making changes in the upcoming year to become more effective and properly segregate these functions.

Our internal controls are designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. We maintain records that, in reasonable detail, accurately and fairly reflect the transactions that are recorded as necessary to permit preparation of our financial statements in accordance with generally accepted accounting principles, and that our expenditures are being made only in accordance with authorizations of our management and directors.

As soon as feasible Management intends to engage a Chief Financial Officer to ensure that internal controls and procedures are fully effective.  For the year ended December 31, 2009, management feels that our internal controls over financial reporting was not effective.

Management’s Annual Report on Internal Control Over Financial Reporting

This annual report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the company's registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors and Executive Officers of the Registrant

Directors and Executive Officers

The following table sets forth the name, age and position of each of our directors and executive officers. Directors are elected annually. Officers serve at the pleasure of the Board of Directors.

Name	Age	Position

Stanley B. Baron	65	Chairman, President & Chief Executive Officer

Craig B. Gimbel, DDS	57	Executive Vice-President Clinical Affairs, Director

Douglas Hamilton	50	Vice-President R&D

Linda Otis, DDS	55	Vice-President Clinical Research

Stanley B. Baron — Mr. Baron has been our Chairman, President & Chief Executive Officer since November 2004, and previously he had been Chairman, President & Chief Executive Officer of Lantis New Jersey since prior to 2002. He has over 25 years experience in the dental industry. In 1971 in Zimbabwe he founded Metro Cash & Carry, a consumer products wholesale distribution business. Metro Cash & Carry was subsequently sold to Metro, a large European food company.

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

The following table sets forth the compensation earned for services rendered in all capacities by our Principal Executive Officer and Principal Financial Officer whose total annual salary and bonus exceeded $100,000 for the fiscal year-ended 2009.  No other executive officer’s compensation exceeded $100,000 in the fiscal year ended December 31, 2009. The individual named in the table will be hereinafter referred to as the “Named Executive Officer.”

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Stanley B. Baron	2009	$120,000	–	–	–	–	–	–	$120,000
President and Chief Executive Officer	2008	$120,000	–	–	–	–	–	–	$120,000
(PEO and PFO)	2007	$120,000	–	–	–	–	–	–	$120,000

We have employment agreements with Mr. Baron and Dr. Gimbel. Under these agreements, Mr. Baron is entitled to receive an annual salary of $120,000, and Dr. Gimbel is entitled to receive an annual salary of $80,000, respectively. Their salaries will accrue until we believe our cash position allows us to pay, up to a maximum of three years, or until December 31, 2009, after which accrued and unpaid salary, if any, will be paid in the form of a convertible note bearing interest at the rate of 5% per annum, convertible into shares of common stock at a conversion price equal to the average bid price for 10 days prior to conversion. Under the terms of their respective employment agreements, Mr. Baron and Dr. Gimbel may elect to have salary paid in shares of our common stock, valued at a price equal to the average bid price for our stock for the previous 30 days.  In terms of their agreement, notes were issued to them at the end of 2009 for the accrued amount of $960,000.

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

The following table sets forth, as of March 27, 2010, certain information concerning the beneficial ownership of common stock by (i) each person known by the company to be the owner of more than 5% of the outstanding common stock, (ii) each director, (iii) each Named Executive Officer, and (iv) all directors and executive officers as a group. In general, “beneficial ownership” includes those shares a director or executive officer has the power to vote or the power to transfer, and stock options and other rights to acquire common stock that are exercisable currently or become exercisable within 60 days. Except as indicated otherwise, the persons named in the table below have sole voting and investment power with respect to all shares shown as beneficially owned by them. The calculation of the percentage owned is based on 100,201,572 shares issued and outstanding (plus, with respect only to each holder of securities that are exercisable for or convertible into common stock, shares underlying such securities). The address of each of the directors and executive officers listed below is c/o Lantis Laser Inc., 11 Stonebridge Court, Denville, New Jersey 07834 unless otherwise indicated.

Name and Address	Amount and Nature of Beneficial Ownership		Percentage of Outstanding Shares Owned

Directors and Executive Officers

Stanley B. Baron	27,511,500	(1)	27.5%

Craig B. Gimbel DDS	27,511,500	(2)	27.5%

Douglas Hamilton	5,000,000		5.0%

Linda Otis, DDS	625,000		*

All directors and executive officers as a group (4 persons)	60,648,000		60.5%

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

 Since January 1, 2009, we have not been a party to any transaction, proposed transaction, or series of transactions in which the amount involved exceeds one percent of the average of our total assets at year-end for the last three fiscal years, or $13,885, and in which, to its knowledge, any of its directors, officers, five percent beneficial security holders, or any member of the immediate family of the foregoing persons has had or will have a direct or indirect material interest other than (1) compensation arrangements, which are described where required under the “Executive Compensation” section and (2) unsecured loans made by Mr. Baron and Dr. Gimbel to fund the company with working capital during the development stage.  In 2009, Mr. Baron and Dr. Gimbel advanced the Company $104,292 for working capital with interest amounting to $2,542 accruing at 5% annually. We believe that all of the transactions described above were made on terms no less favorable to us than could have been obtained from unaffiliated third parties.

Since January 1, 2009, no promoter or control person (within the meaning of paragraph (c) to Item 404 of Regulation S-K under the Exchange Act) has received anything of value, directly or indirectly, from us, and we have acquired no assets from any such person except as follows:

•	We are accruing salaries for Mr. Baron and Dr. Gimbel pursuant to their employment agreements as more fully described above following the “SUMMARY COMPENSATION TABLE.”

Neither of our directors is considered independent.

Item 14.	Principal Accounting Fees and Services

Audit Fees

The aggregate fees for professional services rendered by KBL, LLP for the audit of our financial statements for the fiscal years ended December 31, 2009 and December 31, 2008 were $36,500 and $36,500, respectively.

Audit–Related Fees

None

Tax Fees

None

All Other Fees

None

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

16.1	Letter of KBL, LLP (incorporated by reference to Exhibit 16.1 to Amendment No. 4 on Form S-1 to the registrant’s Registration Statement on Form SB-2, filed on September 15, 2008).

21.1	Subsidiaries of the registrant (incorporated by reference to Exhibit 21.1 to the registrant’s Registration Statement on Form SB-2, filed on September 26, 2007).

24.1	Power of attorney

31.1	Section 302 CEO Certification

31.2	Section 302 CFO Certification

32.1	Section 906 CEO Certification

32.2	Section 906 CFO Certification

† Compensation plan or agreement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this Annual Report on Form 10-K to be signed by the undersigned, thereunto duly authorized, this27th day of March 2010.

Lantis Laser Inc.

By:	/s/ Stanley B. Baron
Stanley B. Baron
Chairman, President, Chief Executive
Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons, in the capacities and on the dates indicated.

SIGNATURE		TITLE	DATE

/s/ Stanley B. Baron		Chairman, President, Chief Executive Officer, Principal Executive, Financial and	March 27, 2010
Stanley B. Baron		Accounting Officer and Director

/s/ Craig B. Gimbel		Executive Vice-President Clinical Affairs,
Craig B. Gimbel, DDS		Director	March 27, 2010

By:	/s/ Stanley B. Baron
Stanley B. Baron Attorney-in-fact