Form 10-Q
period 2010-03-31
Lantis Laser Inc.
filed 2010-05-06
CIK 1413299

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: On March 31, 2010, the Registrant had 100,201,572 shares of common stock issued and outstanding.

TABLE OF CONTENTS

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

We were formed to commercialize the application of novel technologies in the dental industry. As our first product, we are developing and plan to market our “OCT Dental Imaging System.” The OCT Dental Imaging System is based on a diagnostic imaging technology referred to as optical coherence tomography, or OCT. We have the exclusive rights to OCT for applications in the dental field under a license agreement with Lawrence Livermore National Laboratories and a non-exclusive license covering a scanning method with LightLab Imaging, Inc., a leader in the application of OCT in the biomedical field. At present, our plan is not to fabricate any equipment but instead to outsource the manufacturing of the OCT System.

Results of Operations

Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009.

The following is derived from, and should be read in conjunction with, our condensed consolidated financial statements, and related notes for the three months ended March 31, 2010 and 2009.

Operating revenues. The Company is a development stage company. To date, the Company has not generated any operating revenues, nor has the Company generated operating revenues since its inception in February 1998. Generation of sales can only commence upon FDA 510(k) clearance.

Net loss from operations. For the three months ended March 31, 2010, our net loss was $213,374 compared to $304,098 for the same period in the prior year, representing a decrease of $90,724 or 30%. The decrease in our loss from operations was mainly due to the decrease in research and development expenses and professional, consulting and marketing fees. Our research and development expenses decreased to $0 for the three months ended March 31, 2010 compared to $51,292 for the same period in the prior year as development was suspended due to lack of funds. Wages and Salaries decreased to $0 for the 3 months ended March 31, 2010 as compared to $50,000 in the same quarter in 2009 as no provision was made for management salaries in light of the Company having the funds to do so. The Company decreased its professional, consulting and marketing expenses to $9,761 for the three months ended March 31, 2010, compared to $17,535 for the same period in the prior year.

Total other expenses. Other expenses were $180,683 for the three months ended March 31, 2010, compared to $141,957 for the three months ended March 31, 2010. This was due to the increase in interest expense to $75,462 for the three months ended March 31, 2010 as compared to $31,574 in the comparable period in 2009 as the interest rate on the 5% Senior Convertible Note increased to 10%, from 5%, as the Company defaulted by not making the second interest payment for the period March to May, 2009.

Net loss. We had a net loss applicable to common shares of $213,374, or $0.00 per share, for the three months ended March 31, 2010, compared to a net loss applicable to common shareholders of $304,098, or $0.00 per share, for the same period in the prior year. The reduction in net loss was principally due to the decrease in research and development, wages and decrease in professional, consulting and marketing fees and an increase in interest expense.

Liquidity and Capital Resources

Total assets. On March 31, 2010, we had total assets of $74,817, compared to $113,255 on December 31, 2009.  The Company had no cash and cash equivalents on March 31, 2010 and at December 31, 2009. Prepaid expenses and other current assets were $25,712 on March 31, 2010 compared to $35,566 on December 31, 2009. Our fixed assets, which did not change significantly, were $41,451 on March 31, 2010, compared to $47,071 on December 31, 2009. Other assets related to debt issuance costs were $7,654 on March 31, 2010, compared to $30,618 on December 31, 2009.

Total liabilities. We had total liabilities of $4,201,470 on March 31, 2010, composed principally of notes for management’s accrued salaries and loans to the company amounting to $1,102,457, current accounts payable and accrued expenses of $375,335 and convertible notes payable, net of discount and beneficial conversion features of $2,373,851. Accrued interest due on the convertible notes payable amounted to $349,827 as compared to $287,530 as at December 31, 2010.  On March 31, 2010 we had no long-term liabilities. On March 31, 2010, we had a negative working capital of $4,175,758 compared to a negative working capital of $3,990,968 on December 31, 2009. There is no guarantee that the Company will be able to raise enough capital or generate revenues to sustain its operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period.

Cash flow from operations. During the three month period ended March 31, 2010, we had a negative cash flow from operations of $37,620, compared to negative cash flow from operations of $85,242 during the same period in the prior year. Our lower negative cash flow from operations was mainly due to the reduction in the net operating loss from $304,098 in the same period in 2009 to $213,374 for the three months ended March 31, 2010;  the decrease in prepaid expenses of $9,854 for the three months to March 31, 2010 compared to the increase of $96,254 in the comparable period in 2009; and, the non-issuance of common stock in the three month period to March 31, 2010 for consulting services compared to the issuance of stock valued at $115,000 in the prior year.  Accounts payable and accrued expenses of $7,238 decreased in the three month period to March 31, 2010 compared to an increase of $52,610 in the same period in 2009.

Cash flow from investing activities. The Company had no investing activities during the three-month periods ended March 31, 2010 and 2009.

Cash flow from financing activities. During the three months ended March 31, 2010, the Company received proceeds totaling $38,165 from a related party compared to $12,500 for the three months ended March 31, 2009.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK Back to Table of Contents

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES Back to Table of Contents

Evaluation of disclosure controls and procedures. We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. As of March 31, 2010, the reporting period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, who are same person, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are not effective as of March 31, 2010 due to the fact that we have not been funded effectively for us to separate these two functions. We plan on making changes in the upcoming year to become more effective and properly segregate these functions.

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

As soon as feasible Management intends to engage a Chief Financial Officer to ensure that internal controls and procedures are fully effective.  For the three months ended March 31, 2010, management believes that our internal controls over financial reporting were not effective.

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

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS Back to Table of Contents

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES Back to Table of Contents

In March, April and May 2007, the Company issued 5% Senior Convertible 3 Year Notes to investors in the amount of $2,526,500, which equaled the gross proceeds raised by the Company (the “Convertible Notes”).  The Convertible Notes are convertible to shares of the Company’s common stock anytime in the three-year period at a fixed conversion price of $.15.  In May 2009, convertible notes of $125,000 were converted, at a fixed conversion rate of $.15 per share, into 833,334 shares of common stock.  This conversion reduced the outstanding principal to a balance of $2,401,500.

The Notes were issued in four closings in 2007: $1,722,500 on March 30; $407,000 on April 20; 315,000 on April 30, and $82,000 on May 17.  The Company defaulted on the redemption of the Notes issued on March 30, 2007, due to be redeemed by March 30, 2010, due to lack of sufficient cash resources.  No noteholders have called up the Note and the Company intends to enter into discussions with Noteholders to renegotiate the terms of the Note.

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

/s/ Stanley B. Baron
Stanley B. Baron
CEO and CFO
Dated: May 5., 2010

LANTIS LASER INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2010 AND 2009

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Page(s)

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

CONDENSED CONSOLIDATED BALANCE SHEET AS OF MARCH 31, 2010 (UNAUDITED) AND DECEMBER 31, 2009	F-2

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009 (UNAUDITED) WITH CUMULATIVE TOTALS SINCE JANUARY 14, 1998 (INCEPTION)	F-3

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009 (UNAUDITED) WITH CUMULATIVE TOTALS SINCE JANUARY 14, 1998 (INCEPTION)	F-4

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2010 AND 2009 (UNAUDITED)	F-5-F-26

LANTIS LASER INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED BALANCE SHEETS
MARCH 31, 2010 (UNAUDITED) AND DECEMBER 31, 2009

	MARCH 31,	DECEMBER 31,
	2010	2009
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$-	$-
Prepaid expenses and other current assets	25,712	35,566

Total Current Assets	25,712	35,566

Fixed assets, net of depreciation	41,451	47,071

Other Assets:
Debt issuance costs, net of amortization	7,654	30,618

Total Other Assets	7,654	30,618

TOTAL ASSETS	$74,817	$113,255

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

LIABILITIES
Current Liabilities:
Accrued interest - convertible notes	$349,827	$287,530
Accounts payable and accrued expenses	375,335	383,118
Related party payable	1,102,457	1,064,292
Convertible notes payable, net of discount and beneficial conversion feature	2,373,851	2,291,594

Total Current Liabilities	4,201,470	4,026,534

Long-term Liabilities:
Convertible notes payable, net of discount and beneficial conversion feature	-	-

Total Long-term Liabilities	-	-

Total Liabilities	4,201,470	4,026,534

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $.001 Par Value; 10,000,000 shares authorized and 0 shares issued and outstanding	-	-
Common stock, $.001 Par Value; 990,000,000 shares authorized and 100,201,572 and 100,201,572 shares issued and outstanding	100,201	100,201
Additional paid-in capital	4,604,586	4,604,586
Additional paid-in capital - warrants	1,167,987	1,167,987
Deficits accumulated during the development stage	(9,999,427)	(9,786,053)

Total Stockholders’ Equity (Deficit)	(4,126,653)	(3,913,279)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$74,817	$113,255

The accompanying notes are an integral part of the consolidated financial statements

LANTIS LASER INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009
WITH CUMULATIVE TOTALS SINCE JANUARY 14, 1998 (INCEPTION)

			CUMULATIVE
			TOTALS SINCE
	THREE MONTHS ENDED		INCEPTION
	MARCH 31,		JANUARY 14,
	2010	2009	1998

OPERATING REVENUES
Sales	$-	$-	$-

OPERATING EXPENSES

Research and development	-	51,292	2,109,869
Wages and wage related expenses	-	50,000	979,981
Professional, consulting and marketing fees	9,761	17,535	4,366,762
Other general and administrative expenses	17,310	37,693	558,029
Depreciation	5,620	5,621	96,868
Total Operating Expenses	32,691	162,141	8,111,509

LOSS BEFORE OTHER INCOME (EXPENSE)	(32,691)	(162,141)	(8,111,509)

Amortization of debt issuance costs	(22,964)	(24,349)	(279,917)
Loss in investment under equity method	-	-	(167,664)
Interest expense - debt discount	(82,257)	(86,034)	(973,774)
Interest income (expense), net	(75,462)	(31,574)	(466,563)
Total Other Income (expense)	(180,683)	(141,957)	(1,887,918)

NET LOSS BEFORE PROVISION FOR INCOME TAXES	(213,374)	(304,098)	(9,999,427)
Provision for Income Taxes	-	-	-

NET LOSS APPLICABLE TO COMMON SHARES	$(213,374)	$(304,098)	$(9,999,427)

NET LOSS PER BASIC AND DILUTED SHARES	(0.00)	(0.00)	(0.28)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	100,201,572	98,453,794	35,500,577

The accompanying notes are an integral part of the consolidated financial statements

LANTIS LASER INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009
WITH CUMULATIVE TOTALS SINCE JANUARY 14, 1998 (INCEPTION)

	THREE MONTHS ENDED		CUMULATIVE
	MARCH 31,		TOTALS SINCE
	2010	2009	JANUARY 14, 1998

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(213,374)	$(304,098)	$(9,999,427)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	5,620	5,621	96,868
Amortization of debt issuance costs	22,964	24,349	279,917
Interest expense - debt discount	41,456	43,348	490,673
Interest expense - beneficial conversion feature	40,801	42,687	483,102
Loss on investment under equity method	-	-	167,664
License fees payable for research and development	-	-	605,000
Warrants issued to former noteholders and consultants	-	-	469,897
Common stock issued for consulting services	-	115,000	859,050

Changes in assets and liabilities
Decrease (increase) in prepaid expenses	9,854	(96,254)	2,179,288
Increase (decrease) in accounts payable and and accrued expenses	(7,238)	52,610	1,496,545
Accrued interest on convertible notes	62,297	31,495	267,532
Total adjustments	175,754	218,856	7,395,536

Net cash (used in) operating activities	(37,620)	(85,242)	(2,603,891)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of fixed assets	-	-	(138,319)
Investment under equity method	-	-	(167,664)

Net cash (used in) investing activities	-	-	(305,983)

CASH FLOWS FROM FINANCING ACTIVITES
Proceeds from notes payable	-	-	197,000
Proceeds from exercise of warrants	-	-	34,984
Increase (decrease) in bank overdraft	(545)	-	4,623
Proceeds from convertible notes and warrants, net of debt issuance costs	-	-	2,234,310
Payments of license fee payable	-	-	(225,000)
Proceeds from private placement, net of fees	-	-	521,500
Proceeds (payments) from related parties including interest	38,165	12,500	142,457

Net cash provided by financing activities	37,620	12,500	2,909,874

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	-	(72,742)	-

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	-	72,858	-

CASH AND CASH EQUIVALENTS - END OF PERIOD	$-	$116	$-

CASH PAID DURING THE PERIOD FOR:
Income taxes	$-	$-	$-
Interest expense	$-	$-	$93,517

SUPPLEMENTAL NONCASH INFORMATION:

Conversion of notes and interest for common stock, net of discounts and issuance costs	$-	$-	$371,411
Conversion of license fee payable into capital	$-	$-	$380,000
Common stock issued for consulting services	$-	$19,746	$859,050
Warrants issued to former noteholders and consultants	$-	$-	$469,897
Common stock issued for prepaid expenses	$-	$95,254	$2,205,000
Conversion of accrued expenses for note payable-related parties	$-	$-	$960,000

The accompanying notes are an integral part of the consolidated financial statements

LANTIS LASER INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010 AND 2009 (UNAUDITED)

NOTE 1 -	ORGANIZATION AND BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  The condensed consolidated financial statements and notes are presented as permitted on Form 10-Q and do not contain information included in the Company’s annual consolidated financial statements and notes thereto.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.  It is suggested that these condensed consolidated financial statements be read in conjunction with the December 31, 2009 audited financial statements and the accompanying notes thereto.  While management believes the procedures followed in preparing these condensed consolidated financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by the Company later in the year.

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

LANTIS LASER INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010 AND 2009 (UNAUDITED)

NOTE 1 -	ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

In March, April and May 2007, the Company issued 5% Senior Convertible 3 Year Notes to investors in the amount of $2,526,500, which equaled the gross proceeds raised by the Company (the “Convertible Notes”).  The Convertible Notes are convertible to shares of the Company’s common stock anytime in the three-year period at a fixed conversion price of $.15.  The Convertible Notes will convert into 16,843,333 shares of the Company’s common stock.  The convertible noteholders received 6,737,333 detachable warrants with their notes.  The warrants are exercisable for five years from date of issue at an exercise price of $.25.  The Company separately valued the warrants at $513,132, and recorded a debt discount in that amount which is being amortized to interest expense over the three-year Convertible Notes period.  The Company has recorded an additional discount of $505,300 as the value of the beneficial conversion option.

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
MARCH 31, 2010 AND 2009 (UNAUDITED)

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

Going Concern

As shown in the accompanying condensed consolidated financial statements the Company has incurred recurring losses of $213,374 and $304,098 for the three months ended March 31, 2010 and 2009 respectively, and has incurred a cumulative loss of $9,999,427 since inception (January 14, 1998).  The Company has a working capital deficit in the amount of $4,175,758 as of March 31, 2010.  The Company is currently in the development stage and has been spending a majority of their time in the development of the OCT technology for which they currently hold exclusive and non-exclusive licenses of the patents for.

LANTIS LASER INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010 AND 2009 (UNAUDITED)

NOTE 1 -	ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

Going Concern (continued)

There is no guarantee that the Company will be able to raise enough capital or generate revenues to sustain its operations.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period.

Management believes that the Company’s capital requirements will depend on many factors.  These factors include the final phase of development being successful as well as product implementation and distribution first nationally, then internationally.  In March, April and May 2007, the Company completed a debt offering in the form of a 5% Senior Convertible Note in the amount of $2,526,500 as well as a private placement for $585,000 with the issue of 5,850,000 of its stock of which the Company received, net of fees, $2,786,785 from both offerings.  The proceeds received will be utilized in the Phase 2 and final stages of development.

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
MARCH 31, 2010 AND 2009 (UNAUDITED)

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

LANTIS LASER INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010 AND 2009 (UNAUDITED)

NOTE 2 -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Accounts Receivable

The Company when it will conduct business it will extend credit based on an evaluation of the customers’ financial condition, generally without requiring collateral.  Exposure to losses on receivables is expected to vary by customer due to the financial condition of each customer.  The Company monitors exposure to credit losses and maintains allowances for anticipated losses considered necessary under the circumstances.  The Company has not recorded any receivables, and therefore no allowance for doubtful accounts at March 31, 2010 and December 31, 2009, respectively.

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

Uncertainty in Income Taxes

Under ASC 740-10-25 recognition and measurement of uncertain income tax positions is required using a “more-likely-than-not” approach.  Management evaluates their tax positions on an annual basis and has determined that as of March 31, 2010 no additional accrual for income taxes is necessary.

Advertising Costs

The Company expenses the costs associated with advertising as incurred.  Advertising expenses for the three months ended March 31, 2010 and 2009 are included in professional, consulting and marketing fees in the condensed consolidated statements of operations.

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
MARCH 31, 2010 AND 2009 (UNAUDITED)

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

Subsequent Events

In accordance with ASC 855 “Subsequent Events”, the Company is required to disclose the date through which subsequent events have been evaluated and whether that date is the date the financial statements were issued or the date the financial statements were available to be issued.  ASC 855 is effective for financial periods ending after June 15, 2009.  Management has evaluated subsequent events through May 5, 2010, the date the condensed consolidated financial statements were issued.

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

The following is a reconciliation of the computation for basic and diluted EPS:
			Cumulative
			Totals since
	March 31,	March 31,	January 14, 1998
	2010	2009	(Inception)
Net loss	$(213,374)	$(304,098)	$(9,999.427)

Weighted-average common shares Outstanding (Basic)	100,201,572	98,453,794	35,500,577
Weighted-average common stock Equivalents
Convertible Notes	16,009,999	16,843,333	16,009,999
Stock options	-	-	-
Warrants	14,486,066	14,486,066	14,486,066

Weighted-average commons shares Outstanding (Diluted)	130,697,637	129,783,193	65,996,642

LANTIS LASER INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010 AND 2009 (UNAUDITED)

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

Segment Information

The Company follows the provisions of ASC 280-10, "Disclosures about Segments of an Enterprise and Related Information”.  This standard requires that companies disclose operating segments based on the manner in which management disaggregates the Company in making internal operating decisions.  The Company only operates in one reporting segment as of March 31, 2010 and for the three months ended March 31, 2010 and 2009.

Debt Issuance Costs

Debt issuance costs relate to the fees paid in connection with the Convertible Notes.  These fees are being amortized over the life of the Convertible Notes which is three years.  Should the notes be converted prior to the maturity date of three years, then the debt issuance costs will be amortized sooner.  The Company amortized $22,964 and $24,349 for the three months ended March 31, 2010 and 2009, respectively.

LANTIS LASER INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010 AND 2009 (UNAUDITED)

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
MARCH 31, 2010 AND 2009 (UNAUDITED)

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
MARCH 31, 2010 AND 2009 (UNAUDITED)

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

In January 2010, the Company adopted FASB ASU No. 2010-06, Fair Value Measurement and Disclosures (Topic 820) - Improving Disclosures about Fair Value Measurements (“ASU 2010-06”). These standards require new disclosures on the amount and reason for transfers in and out of Level 1 and 2 fair value measurements. The standards also require new disclosures of activities, including purchases, sales, issuances, and settlements within the Level 3 fair value measurements. The standard also clarifies existing disclosure requirements on levels of disaggregation and disclosures about inputs and valuation techniques. These new disclosures are effective beginning with the first interim filing in 2010. The disclosures about the rollforward of information in Level 3 are required for the Company with its first interim filing in 2011. The Company does not believe this standard will impact their financial statements.

Other ASU’s that have been issued or proposed by the FASB ASC that do not require adoption until a future date and are not expected to have a material impact on the financial statements upon adoption.

LANTIS LASER INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010 AND 2009 (UNAUDITED)

NOTE 3 -	FIXED ASSETS

Fixed assets as of March 31, 2010 and December 31, 2009 were as follows:

	Estimated
	Useful Lives	March 31,	December 31
	(Years)	2010	2009

Computer and medical equipment	5	$126,319	$126,319
Software	3	12,000	12,000
		138,319	138,319
Less: accumulated depreciation		(96,868)	(91,294)
Fixed assets, net		$41,451	$47,071

There was $5,620 and $5,621 charged to operations for depreciation expense for the three months ended March 31, 2010 and 2009, respectively.

NOTE 4 -	CONVERTIBLE NOTES

In March, April and May 2007, the Company issued 5% Senior Convertible 3 Year Notes to investors in the amount of $2,526,500, which equaled the gross proceeds raised by the Company (the “Convertible Notes”). The Convertible Notes are convertible to shares of the Company’s common stock anytime in the three-year period at a fixed conversion price of $.15. The Convertible Notes will convert into 16,843,333 shares of the Company’s common stock. In May 2009, convertible notes of $125,000 were converted, at a fixed conversion rate of $.15 per share, into 833,334 shares of common stock. This conversion reduced the outstanding principal to a balance of $2,401,500. The convertible noteholders received 6,737,333 detachable warrants with their notes. The warrants are exercisable for 5 years at an exercise price of $.25. The Placement Agent received 2,947,583 exercisable at $.25 for 5 years. The Company separately valued the warrants at $513,132, and recorded a debt discount in that amount which is being amortized to interest expense over the three-year Convertible Notes period. The Company has recorded an additional discount of $505,300 as the value of the beneficial conversion option.

Proceeds of the $2,526,500 allocated as follows:

i) Convertible Notes - $2,013,368; and
ii) Warrants (also Debt Discount) - $513,132.

The debt discount of $1,018,432 is being amortized using the effective interest method over the life of the Convertible Notes of three years.  As part of the transaction, the Company incurred $292,190 of debt issuance costs.

Interest expense on the Convertible Notes for the three months ended March 31, 2010 and 2009 was $62,297 and $31,495, respectively and $349,827 is accrued at March 31, 2010.  Interest expense on the debt discount was $41,456 and $43,348 for the three months ended March 31, 2010 and 2009, respectively, and amortization of the discount on the beneficial conversion feature was $40,801 and $42,687, respectively for the three months ended March 31, 2010 and 2009.

LANTIS LASER INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010 AND 2009 (UNAUDITED)

NOTE 4 -	CONVERTIBLE NOTES (CONTINUED)

As a result of the Company’s failure to timely pay the interest in May 2009, the convertible notes are in technical default.  Therefore, the Company has reclassified the debt to current liabilities.  The summary of the Convertible Notes is as follows at March 31, 2010:

$2,401,500 Convertible Debenture, net of discount of $27,649 at 10% interest per annum due on demand	$2,373,851

The Notes were issued in four closings in 2007: $1,722,500 on March 30; $407,000 on April 20; 315,000 on April 30, and $82,000 on May 17.  The Company defaulted on the redemption of the Notes issued on March 30, 2007, due to be redeemed by March 30, 2010, due to lack of sufficient cash resources.  No noteholders have called up the Note and the Company intends to enter into discussions with Noteholders to renegotiate the terms of the Note.

NOTE 5 -	RELATED PARTY LOANS

The Company has unsecured loans with two of its directors.  There was $130,621 outstanding as of March 31, 2010.  These loans were made to fund the Company with working capital during the development stage.  The loans are accruing interest at a rate of 5% per annum.  Interest expense during the three months ended March 31, 2010 and 2009 was $1,329 and $94, respectively and $3,871 is accrued at March 31, 2010.

The Company has entered into employment agreements with its two senior officers through December 31, 2009.  The agreements obligated the Company to pay these officers $200,000 per year through December 31, 2009.  Total commitment for the Company is $960,000 through December 31, 2009.  The amount owed to these officers, through December 31, 2009, will be paid in the form of a three-year convertible note bearing interest at 5% per annum, convertible into shares of common stock at a conversion price equal to the average bid price for 10 days prior to conversion.  The amount is due in three-years (December 31, 2012, however, there is no prepayment penalty). The $960,000 plus $11,836 in accrued interest remains outstanding at March 31, 2010.

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

LANTIS LASER INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010 AND 2009 (UNAUDITED)

NOTE 6 -	LICENSE AND ROYALTY FEES (CONTINUED)

Lawrence Livermore (Continued)

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

There were no amounts outstanding to Lawrence Livermore as of March 31, 2010.

LightLab

The Company, other than its obligations under the License Agreement with Lawrence Livermore as well as its obligations under the Non-Exclusive License Agreement for Imaging Patents between themselves and LightLab Imaging, LLC entered into August 8, 2001, has no other commitments.

The License Agreement had an original term of 5 years, commencing 2 years after the original agreement date, which would expire August 8, 2008, and the license could be renewed.  The minimum royalty requirements were based on Net Sales by the Company.  Since the Company generated no sales in the periods, there were no amounts due.  On December 19, 2006, the Company and LightLab Imaging, Inc. negotiated an amendment whereby the new term of the agreement is, unless terminated by either party to remain in effect for three years following whichever of the following events occurs first: i) the Company’s release of a licensed product; ii) the Company’s first commercial sale of a licensed product, or; iii) July 1, 2007 (July 1, 2010).  The Company on September 18, 2007 paid LightLab Imaging, LLC $50,000.  There were no amounts outstanding to LightLab as of March 31, 2010 and 2009.

LANTIS LASER INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010 AND 2009 (UNAUDITED)

NOTE 6 -	LICENSE AND ROYALTY FEES (CONTINUED)

University of Florida

On May 31, 2007, the Company entered into an exclusive licensing agreement for the field of dentistry with The University of Florida Research Foundation for novel technology relevant to the imaging probe of its Dental Imaging System.  The Agreement carries a $1,000 initial licensing fee with royalty payments to commence in 2008.

The Company has paid the minimum fees in 2008 and the minimum royalty for 2009 originally due by December 31, 2009 has been deferred until July 31, 2010, and is in accounts payable as it is unpaid as of March 31, 2010. The Company did pay some patent fees of $123 in 2009 to the University of Florida. In addition, the first year of sale under the agreement has been amended to 2010 from 2009.

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

Earned royalties of 5% of net sales of the product or method are required to the extent that they exceed the minimum royalties.  The agreement continues in effect until terminated by the parties or the patent rights expire or are abandoned. The Company paid $1,611 in license fees and other patent and legal expenses in 2010, and there are no amounts accrued for as of March 31, 2010.

LANTIS LASER INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010 AND 2009 (UNAUDITED)

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

Common Stock and Preferred Stock

As of March 31, 2010, the Company has 990,000,000 shares of common stock authorized with a par value of $.001. On December 9, 2004, Lantis Laser Inc. increased the authorized shares from 250,000,000 to 990,000,000. They also removed the 1,000,000 shares of preferred stock from its charter, and on January 23, 2007, amended their articles of incorporation to create a class of preferred stock, and authorized the issuance of 10,000,000 shares of preferred stock at $.001 par value. No shares have been issued to date.

The Company has 100,201,572 shares issued and outstanding as of March 31, 2010.

There were no shares issued during the three months ended March 31, 2010.

LANTIS LASER INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010 AND 2009 (UNAUDITED)

NOTE 8 -	STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED)

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

LANTIS LASER INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010 AND 2009 (UNAUDITED)

NOTE 8 -	STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED)

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
MARCH 31, 2010 AND 2009 (UNAUDITED)

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

At March 31, 2010, deferred tax assets consist of the following:

Net operating losses	$3,105,102

Valuation allowance	(3,105,102)

$-

At March 31, 2010, the Company had a net operating loss carryforward in the amount of $9,132,652 available to offset future taxable income through 2030.  The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.  A reconciliation of the Company’s effective tax rate as a percentage of income before taxes and federal statutory rate for the periods ended March 31, 2010 and 2009 is summarized as follows:

	2010	2009

Federal statutory rate	(34.0)%	(34.0)%

State income taxes, net of federal benefits	3.3	3.3

Valuation allowance	30.7	30.7
	0%	0%

NOTE 10 -	JOINT VENTURE AGREEMENT WITH LEI

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
MARCH 31, 2010 AND 2009 (UNAUDITED)

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

The Company recognized a loss on the investment in HyGeniLase for the year ended December 31, 2007 in the amount of $61,332 and for the year ended December 31, 2008 of $25,000.

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
MARCH 31, 2010 AND 2009 (UNAUDITED)

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
MARCH 31, 2010 AND 2009 (UNAUDITED)

NOTE 12 -	FAIR VALUE MEASUREMENTS (CONTINUED)

The following table represents the fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2010:

	Level 1	Level 2	Level 3	Total

Convertible debentures, net of discount	-	-	2,373,851	2,373,851

Total liabilities	-	-	2,373,851	2,373,851