Form 10-Q
period 2010-06-30
Lantis Laser Inc.
filed 2010-08-11
CIK 1413299

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: On August 6, 2010, the Registrant had 100,701,572 shares of common stock issued and outstanding.

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS Back to Table of Contents

The Registrant's unaudited interim financial statements are attached hereto.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATION

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

We were formed to commercialize the application of novel technologies in the dental industry. As our first product, we are developing and plan to market is an intraoral imaging system for use in dentistry, our “OCT Dental Imaging System.” The OCT Dental Imaging System is based on a diagnostic imaging technology referred to as optical coherence tomography, or OCT. We have the exclusive rights to OCT for applications in the dental field under a license agreement with Lawrence Livermore National Laboratories and a non-exclusive license covering a scanning method with LightLab Imaging, Inc., a leader in the application of OCT in the biomedical field. At present, our plan is not to fabricate any equipment but instead to outsource the manufacturing of the OCT System.

On June16, 2016 we announced that we had signed a Letter Of Intent to merge with Perio-Imaging Inc., a company that has developed what we believe is a novel ultrasound device for measuring a patient's periodontal condition.  Perio-Imaging has filed patent applications for one international patent and three United States patents.

Results of Operations

Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009.

The following is derived from, and should be read in conjunction with, our condensed consolidated financial statements, and related notes for the three months ended June 30, 2010 and 2009.

Operating revenues. The Company is a development stage company. To date, the Company has not generated any operating revenues, nor has the Company generated operating revenues since its inception in February 1998. Generation of sales can only commence upon FDA clearance of our OCT Dental Imaging System.

Net loss from operations. For the three months ended June 30, 2010, our net loss was $154,427 compared to $348,445 for the same period in the prior year, representing a decrease of $194,018 or 56%. The decrease in our loss from operations was mainly due to the decrease in research and development expenses, wages and wage related expenses and other general and administrative expenses. Our research and development expenses decreased to $0 for the three months ended June 30, 2010 compared to $45,883 for the same period in the prior year as development was suspended due to lack of funds. Wages and related expenses decreased to $0 for the three months ended June 30, 2010 as compared to $50,000 in the same quarter in 2009 as no provision was made for management salaries. Other general and administrative expenses decreased from $60,129 in the three months to June 30, 2009 to $8,953 in the same period in 2010 due to the lower level of activity. The Company increased its professional, consulting and marketing expenses to $27,958 for the three months ended June 30, 2010, compared to $18,216 for the same period in the prior year.

Total other expenses. Other expenses were $111,895 for the three months ended June 30, 2010, compared to $168,597 for the three months ended June 30, 2010. This was due to the increase in interest expense to $76,592 for the three months ended June 30, 2010 as compared to $47,165 in the comparable period in 2009 as the interest rate on the 5% Senior Convertible Note increased to 10%, from 5%, as the Company defaulted by not making the second interest payment in march to May, 2009.

Net loss. We had a net loss applicable to common shares of $154,427, or $0.00 per share, for the three months ended June 30, 2010, compared to a net loss applicable to common shareholders of $348,445, or $0.00 per share, for the same period in the prior year. The reduction in net loss was principally due to the decrease in research and development, wages, general and administrative expenses and an increase in interest expense.

Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009.

The following is derived from, and should be read in conjunction with, our condensed consolidated financial statements, and related notes for the six months ended June 30, 2010 and 2009.

Operating revenues. The Company is a development stage company. To date, the Company has not generated any operating revenues, nor has the Company generated operating revenues since its inception in February 1998. Generation of sales can only commence upon FDA clearance of our OCT Dental Imaging System .

Net loss from operations. For the six months ended June 30, 2010, our net loss was $367,801 compared to $652,545 for the same period in the prior year, representing a decrease of $284,744 or 44%. The decrease in our loss from operations was mainly due to the decrease in research and development expenses, wages and wage related expenses and other general and administrative expenses. Our research and development expenses decreased to $0 for the six months ended June 30, 2010 compared to $97,175 for the same period in the prior year as development was suspended due to lack of funds. Wages and related expenses decreased to $0 for the six months ended June 30, 2010 as compared to $100,000 in the same period in 2009 as no provision was made for management salaries. Other general and administrative expenses decreased from $97,825 in the six months to June 30, 2009 to $26,263 in the same period in 2010 due to the lower level of activity. The Company increased its professional, consulting and marketing expenses to $37,719 for the six months ended June 30, 2010, compared to $35,751 for the same period in the prior year.

Total other expenses. Other expenses were $292,578 for the six months ended June 30, 2010, compared to $310,553 for the six months ended June 30, 2009. This was due to the increase in interest expense to $152,054 for the six months ended June 30, 2010 as compared to $78,738 in the comparable period in 2009 as the interest rate on the 5% Senior Convertible Note increased to 10%, from 5%, as the Company defaulted by not making the second interest payment in March to May, 2009.

Net loss. We had a net loss applicable to common shares of $367,801, or $0.00 per share, for the six months ended June 30, 2010, compared to a net loss applicable to common shareholders of $652,545, or $0.00 per share, for the same period in the prior year. The reduction in net loss was principally due to the decrease in research and development, wages, general and administrative expenses and an increase in interest expense.

Liquidity and Capital Resources

Total assets. On June 30, 2010, we had total assets of $35,830, compared to $113,255 on December 31, 2009.  The Company had no cash and cash equivalents on June 30, 2010 and at December 31, 2009. Prepaid expenses and other current assets were $0 on June 30, 2010 compared to $35,566 on December 31, 2009. Our fixed assets, which did not change significantly, were $35,830 on June 30, 2010, compared to $47,071 on December 31, 2009. Other assets related to debt issuance costs were $0 on June 30, 2010, compared to $30,618 on December 31, 2009.

Total liabilities. We had total liabilities of $4,296,910 on June 30, 2010 composed principally of notes for management’s accrued salaries and loans to the company amounting to $1,122,974, current accounts payable and accrued expenses of $359,620 and convertible notes payable, net of discount and beneficial conversion features of $2,401,500. Accrued interest due on the convertible notes payable amounted to $412,816 as compared to $287,530 as at December 31, 2009. On June 30, 2010 we had no long-term liabilities. On June 30, 2010, we had a negative working capital of $4,296,810 compared to a negative working capital of $3,990,968 on December 31, 2009. There is no guarantee that the Company will be able to raise enough capital or generate revenues to sustain its operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period.

Cash flow from operations. During the six month period ended June 30, 2010, we had a negative cash flow from operations of $57,925, compared to negative cash flow from operations of $115,892 during the same period in the prior year. Our lower negative cash flow from operations was mainly due to the reduction in the net operating loss from $652,542 in the same period in 2009 to $367,801 for the six months ended June 30, 2010; the decrease in prepaid expenses of $35,566 for the six months to June 30, 2010 compared to the increase of $35,237 in the comparable period in 2009; and, the issuance of $20,000 in common stock in the six month period to June 30, 2010 for consulting services compared to the issuance of stock valued at $115,000 in the prior year. Accounts payable and accrued expenses decreased by $22,741 in the six month period to June 30, 2010 compared to an increase of $135,613 in the same period in 2009.

 Cash flow from investing activities. The company had no investing activities during the six-month periods ended June 30, 2010 and 2009.

Cash flow from financing activities. During the 6 months ended June 30, 2010, the Company received proceeds totaling $58,682 from a related party compared to $43,034 for the six months ended June 30, 2009.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK Back to Table of Contents

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES Back to Table of Contents

Evaluation of disclosure controls and procedures. We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. As of June 30, 2010, the reporting period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, who are same person, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are not effective as of June 30,2010 due to the fact that we have not been funded effectively for us to separate these two functions. We plan on making changes in the upcoming year to become more effective and properly segregate these functions.

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

As soon as feasible Management intends to engage a Chief Financial Officer to ensure that internal controls and procedures are fully effective.  For the three months ended June 30, 2010, management feels that our internal controls over financial reporting was not effective.

Changes in internal controls. During the quarterly period covered by this report, no changes occurred in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

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

The Notes were issued in four closings in 2007: $1,722,500 on March 30; $407,000 on April 20; 315,000 on April 30, and $82,000 on May 17.  The Company is in default on the redemption of all these Notes which were due to be redeemed three years after the date of issue, and payment of interest, due to lack of sufficient cash resources.  No noteholders have called up the Note and the Company is currently in discussions with Noteholders to renegotiate the terms of the Note.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

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

/s/ Stanley B. Baron
Stanley B. Baron
CEO and CFO
Dated: August 11, 2010

LANTIS LASER INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX AND THREE MONTHS ENDED JUNE 30, 2010 AND 2009

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Page(s)

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS	F-2

CONDENSED CONSOLIDATED BALANCE SHEET AS OF JUNE 30, 2010 (UNAUDITED) AND DECEMBER 31, 2009	F-3

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE SIX AND THREE MONTHS ENDED JUNE 30, 2010 AND 2009 (UNAUDITED) WITH CUMULATIVE TOTALS SINCE JANUARY 14, 1998 (INCEPTION)	F-4

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009 (UNAUDITED) WITH CUMULATIVE TOTALS SINCE JANUARY 14, 1998 (INCEPTION)	F-5

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 2010 AND 2009 (UNAUDITED)	F-6-27

LANTIS LASER INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED BALANCE SHEETS
JUNE 30, 2010 (UNAUDITED) AND DECEMBER 31, 2009

	JUNE 30,	DECEMBER 31,
	2010	2009
	(Unaudited)
ASSETS

Current Assets:
Cash and cash equivalents	$-	$-
Prepaid expenses and other current assets	-	35,566

Total Current Assets	-	35,566

Fixed assets, net of depreciation	35,830	47,071

Other Assets:
Debt issuance costs, net of amortization	-	30,618

Total Other Assets	-	30,618

TOTAL ASSETS	$35,830	$113,255

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

LIABILITIES
Current Liabilities:
Accrued interest - convertible notes	$412,816	$287,530
Accounts payable and accrued expenses	359,620	383,118
Related party payable	1,122,974	1,064,292
Convertible notes payable, net of discount and beneficial conversion feature	2,401,500	2,291,594

Total Current Liabilities	4,296,910	4,026,534

Long-term Liabilities:
Convertible notes payable, net of discount and beneficial conversion feature	-	-

Total Long-term Liabilities	-	-

Total Liabilities	4,296,910	4,026,534

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $.001 Par Value; 10,000,000 shares authorized and 0 shares issued and outstanding	-	-
Common stock, $.001 Par Value; 990,000,000 shares authorized and 100,701,572 and 100,201,572 shares issued and outstanding	100,701	100,201
Additional paid-in capital	4,624,086	4,604,586
Additional paid-in capital - warrants	1,167,987	1,167,987
Deficits accumulated during the development stage	(10,153,854)	(9,786,053)

Total Stockholders’ Equity (Deficit)	(4,261,080)	(3,913,279)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$35,830	$113,255

The accompanying notes are an integral part of the consolidated financial statements

LANTIS LASER INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE SIX AND THREE MONTHS ENDED JUNE 30, 2010 AND 2009
WITH CUMULATIVE TOTALS SINCE JANUARY 14, 1998 (INCEPTION)

CUMULATIVE
TOTALS SINCE
SIX MONTHS ENDED	THREE MONTHS ENDED	INCEPTION
JUNE 30,	JUNE 30,	JANUARY 14,
2010	2009	2010	2009	1998

OPERATING REVENUES
Sales	$-	$-	$-	$-	$-

OPERATING EXPENSES

Research and development	-	97,175	-	45,883	2,109,869
Wages and wage related expenses	-	100,000	-	50,000	979,981
Professional, consulting and marketing fees	37,719	35,751	27,958	18,216	4,394,720
Other general and administrative expenses	26,263	97,825	8,953	60,129	566,982
Depreciation	11,241	11,241	5,621	5,620	102,489
Total Operating Expenses	75,223	341,992	42,532	-	179,848	8,154,041

LOSS BEFORE OTHER INCOME (EXPENSE)	(75,223)	(341,992)	(42,532)	(179,848)	(8,154,041)

Amortization of debt issuance costs	(30,618)	(48,698)	(7,654)	(24,349)	(287,571)
Loss in investment under equity method	-	-	-	-	(167,664)
Interest expense - debt discount	(109,906)	(183,117)	(27,649)	(97,083)	(1,001,423)
Interest income (expense), net	(152,054)	(78,738)	(76,592)	(47,165)	(543,155)
Total Other Income (expense)	(292,578)	(310,553)	(111,895)	(168,597)	(1,999,813)

NET LOSS BEFORE PROVISION FOR INCOME TAXES	(367,801)	(652,545)	(154,427)	(348,445)	(10,153,854)
Provision for Income Taxes	-	-	-	-	-

NET LOSS APPLICABLE TO COMMON SHARES	$(367,801)	$(652,545)	$(154,427)	$(348,445)	$(10,153,854)

NET LOSS PER BASIC AND DILUTED SHARES	(0.00)	(0.01)	(0.00)	(0.00)	(0.27)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING	100,433,616	98,558,478	100,663,110	98,662,011	37,472,966

The accompanying notes are an integral part of the consolidated financial statements

LANTIS LASER INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009
WITH CUMULATIVE TOTALS SINCE JANUARY 14, 1998 (INCEPTION)

	SIX MONTHS ENDED		CUMULATIVE
	JUNE 30,		TOTALS SINCE
	2010	2009	JANUARY 14, 1998

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(367,801)	$(652,542)	$(10,153,854)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	11,241	11,241	102,489
Amortization of debt issuance costs	30,618	48,698	287,571
Interest expense - debt discount	55,391	92,270	504,608
Interest expense - beneficial conversion feature	54,515	90,847	496,816
Loss on investment under equity method	-	-	167,664
License fees payable for research and development	-	-	605,000
Warrants issued to former noteholders and consultants	-	-	469,897
Common stock issued for consulting services	20,000	115,000	879,050

Changes in assets and liabilities
Decrease (increase) in prepaid expenses	35,566	(35,237)	2,205,000
Increase (decrease) in accounts payable and and accrued expenses	(22,741)	135,613	1,481,042
Accrued interest on convertible notes	125,286	78,218	330,521
Total adjustments	309,876	536,650	7,529,658

Net cash (used in) operating activities	(57,925)	(115,892)	(2,624,196)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of fixed assets	-	-	(138,319)
Investment under equity method	-	-	(167,664)

Net cash (used in) investing activities	-	-	(305,983)

CASH FLOWS FROM FINANCING ACTIVITES
Proceeds from notes payable	-	-	197,000
Proceeds from exercise of warrants	-	-	34,984
Increase (decrease) in bank overdraft	(757)	-	4,411
Proceeds from convertible notes and warrants, net of debt issuance costs	-	- -	2,234,310
Payments of license fee payable	-	-	(225,000)
Proceeds from private placement, net of fees	-	-	521,500
Proceeds (payments) from related parties including interest	58,682	43,034	162,974

Net cash provided by financing activities	57,925	43,034	2,930,179

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	-	(72,858)	-

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	-	72,858	-

CASH AND CASH EQUIVALENTS - END OF PERIOD	$-	$-	$-

CASH PAID DURING THE PERIOD FOR:
Income taxes	$-	$-	$-
Interest expense	$86	$78,753	$93,603

SUPPLEMENTAL NONCASH INFORMATION:

Conversion of notes and interest for common stock, net of discounts and issuance costs	$-	$111,882	$371,411
Conversion of license fee payable into capital	$-	$115,000	$380,000
Common stock issued for consulting services	$20,000	$-	$879,050
Warrants issued to former noteholders and consultants	$-	$-	$469,897
Common stock issued for prepaid expenses	$-	$-	$2,205,000
Conversion of accrued expenses for note payable-related parties	$-	$-	$960,000

The accompanying notes are an integral part of the consolidated financial statements

LANTIS LASER INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010 AND 2009 (UNAUDITED)

NOTE 1-	ORGANIZATION AND BASIS OF PRESENTATION

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
JUNE 30, 2010 AND 2009 (UNAUDITED)

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
JUNE 30, 2010 AND 2009 (UNAUDITED)

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

Going Concern

As shown in the accompanying condensed consolidated financial statements the Company has incurred recurring losses of $367,801 and $652,545 for the six months ended June 30, 2010 and 2009 respectively, and has incurred a cumulative loss of $10,153,854 since inception (January 14, 1998).  The Company has a working capital deficit in the amount of $4,296,910 as of June 30, 2010.  The Company is currently in the development stage and has been spending a majority of their time in the development of the OCT technology for which they currently hold exclusive and non-exclusive licenses of the patents for.

LANTIS LASER INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010 AND 2009 (UNAUDITED)

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
JUNE 30, 2010 AND 2009 (UNAUDITED)

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
JUNE 30, 2010 AND 2009 (UNAUDITED)

NOTE 2 -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Accounts Receivable

The Company when it will conduct business it will extend credit based on an evaluation of the customers’ financial condition, generally without requiring collateral.  Exposure to losses on receivables is expected to vary by customer due to the financial condition of each customer.  The Company monitors exposure to credit losses and maintains allowances for anticipated losses considered necessary under the circumstances.  The Company has not recorded any receivables, and therefore no allowance for doubtful accounts at June 30, 2010 and December 31, 2009, respectively.

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

Uncertainty in Income Taxes

Under ASC 740-10-25 recognition and measurement of uncertain income tax positions is required using a “more-likely-than-not” approach.  Management evaluates their tax positions on an annual basis and has determined that as of June 30, 2010 no additional accrual for income taxes is necessary.

Advertising Costs

The Company expenses the costs associated with advertising as incurred.  Advertising expenses for the six months ended June 30, 2010 and 2009 are included in professional, consulting and marketing fees in the condensed consolidated statements of operations.

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
JUNE 30, 2010 AND 2009 (UNAUDITED)

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

Subsequent Events

In accordance with ASC 855 “Subsequent Events”, the Company is required to disclose the date through which subsequent events have been evaluated and whether that date is the date the financial statements were issued or the date the financial statements were available to be issued.  Management has evaluated subsequent events through July 5, 2010, the date the condensed consolidated financial statements were issued.

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

The following is a reconciliation of the computation for basic and diluted EPS:
			Cumulative
			Totals since
	June 30,	June 30,	January 14, 1998
	2010	2009	(Inception)
Net loss	$(367,801)	$(652,545)	$(10,153,854)

Weighted-average common shares Outstanding (Basic)	100,433,616	98,558,478	37,472,966
Weighted-average common stock Equivalents
Convertible Notes	16,009,999	16,009,999	16,009,999
Stock options	-	-	-
Warrants	14,486,066	14,486,066	14,486,066

Weighted-average commons shares Outstanding (Diluted)	130,929,681	129,054,543	67,969,031

LANTIS LASER INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010 AND 2009 (UNAUDITED)

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

Segment Information

The Company follows the provisions of ASC 280-10, "Disclosures about Segments of an Enterprise and Related Information”.  This standard requires that companies disclose operating segments based on the manner in which management disaggregates the Company in making internal operating decisions.  The Company only operates in one reporting segment as of June 30, 2010 and for the six months ended June 30, 2010 and 2009.

Debt Issuance Costs

Debt issuance costs relate to the fees paid in connection with the Convertible Notes.  These fees are being amortized over the life of the Convertible Notes which is three years.  Should the notes be converted prior to the maturity date of three years, then the debt issuance costs will be amortized sooner.  The Company amortized $30,618 and $48,698 for the six months ended June 30, 2010 and 2009, respectively.

LANTIS LASER INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010 AND 2009 (UNAUDITED)

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
JUNE 30, 2010 AND 2009 (UNAUDITED)

NOTE 2 -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements (Continued)

ASC 805 will require an entity to recognize the assets acquired, liabilities assumed, and any non-controlling interest in the acquired at the acquisition date, at their fair values as of that date.

ASC 805 will require an entity to recognize as an asset or liability at fair value for certain contingencies, either contractual or non-contractual, if certain criteria are met.  Finally, ASC 805 will require an entity to recognize contingent consideration at the date of acquisition, based on the fair value at that date.  This will be effective for business combinations completed on or after the first annual reporting period beginning on or after December 15, 2008.  Early adoption is not permitted and the ASC is be applied prospectively only.  Upon adoption of this ASC, there would be no impact to the Company’s results of operations and financial condition for acquisitions previously completed.  The adoption of ASC 805 is not expected to have a material effect on the Company’s financial position, results of operations or cash flows.

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
JUNE 30, 2010 AND 2009 (UNAUDITED)

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

LANTIS LASER INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010 AND 2009 (UNAUDITED)

NOTE 3 -	FIXED ASSETS

Fixed assets as of June 30, 2010 and December 31, 2009 were as follows:

	Estimated
	Useful Lives	June 30,	December 31
	(Years)	2010	2009

Computer and medical equipment	5	$126,319	$126,319
Software	3	12,000	12,000
		138,319	138,319
Less: accumulated depreciation		(102,489)	(91,294)
Fixed assets, net		$35,830	$47,071

There was $11,241 and $11,241 charged to operations for depreciation expense for the six months ended June 30, 2010 and 2009, respectively.

NOTE 4 -	CONVERTIBLE NOTES

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

Interest expense on the Convertible Notes for the six months ended June 30, 2010 and 2009 was $125,286 and $78,218, respectively and $412,816 is accrued at June 30, 2010.  Interest expense on the debt discount was $55,391 and $92,270 for the six months ended June 30, 2010 and 2009, respectively, and amortization of the discount on the beneficial conversion feature was $54,515 and $90,847, respectively for the six months ended June 30, 2010 and 2009.

LANTIS LASER INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010 AND 2009 (UNAUDITED)

NOTE 4 -	CONVERTIBLE NOTES (CONTINUED)

As a result of the Company’s failure to timely pay the interest in May 2009, the convertible notes are in technical default.  Therefore, the Company has reclassified the debt to current liabilities.  The summary of the Convertible Notes is as follows at June 30, 2010:

$2,401,500 Convertible Debenture at 10% interest per annum due on demand	$2,401,500

NOTE 5 -	RELATED PARTY LOANS

The Company has unsecured loans with two of its directors.  There was $139,171 outstanding as of June 30, 2010.  These loans were made to fund the Company with working capital during the development stage.  The loans are accruing interest at a rate of 5% per annum.  Interest expense during the six months ended June 30, 2010 and 2009 was $2,965 and $535, respectively and $5,507 is accrued at June 30, 2010.

The Company has entered into employment agreements with its two senior officers through December 31, 2009.  The agreements obligated the Company to pay these officers $200,000 per year through December 31, 2009.  Total commitment for the Company is $960,000 through December 31, 2009.  The amount owed to these officers, through December 31, 2009, will be paid in the form of a three-year convertible note bearing interest at 5% per annum, convertible into shares of common stock at a conversion price equal to the average bid price for 10 days prior to conversion.  The amount is due in three-years (December 31, 2012, however, there is no prepayment penalty). The $960,000 plus $23,803 in accrued interest remains outstanding at June 30, 2010.

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
JUNE 30, 2010 AND 2009 (UNAUDITED)

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

On February 18, 2009, the Company and Lawrence Livermore entered into an Amended License Agreement, and again amended on October 7, 2009, whereby, the Company is obligated to pay minimum royalty fees of $20,000 by December 15, 2009 (for 2009, which has been deferred until December 15, , 2010 by Lawrence Livermore and is included in accounts payable at December 31, 2009), $20,000 by February 28, 2010 (for 2010, which has been deferred until December 15, 2010 by Lawrence Livermore), $60,000 by February 28, 2011 (for 2011), $100,000 by February 28, 2012 (for 2012), and $250,000 by February 28, 2013 and February 28 each thereafter (for 2013 and each year thereafter).

The $40,000 remains outstanding to Lawrence Livermore as of June 30, 2010.

LightLab

The Company, other than its obligations under the License Agreement with Lawrence Livermore as well as its obligations under the Non-Exclusive License Agreement for Imaging Patents between themselves and LightLab Imaging, LLC entered into August 8, 2001, has no other commitments.

The License Agreement had an original term of 5 years, commencing 2 years after the original agreement date, which would expire August 8, 2008, and the license could be renewed.  The minimum royalty requirements were based on Net Sales by the Company.  Since the Company generated no sales in the periods, there were no amounts due.  On December 19, 2006, the Company and LightLab Imaging, Inc. negotiated an amendment whereby the new term of the agreement is, unless terminated by either party to remain in effect for three years following whichever of the following events occurs first: i) the Company’s release of a licensed product; ii) the Company’s first commercial sale of a licensed product, or; iii) July 1, 2007 (July 1, 2010).  The Company on September 18, 2007 paid LightLab Imaging, LLC $50,000.  The parties are currently discussing the extension of this Agreement.

There were no amounts outstanding to LightLab as of June 30, 2010 and 2009.

LANTIS LASER INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010 AND 2009 (UNAUDITED)

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

The Company has paid the minimum fees in 2008 and the minimum royalty for 2009 originally due by December 31, 2009 has been deferred until July 31, 2010, and is in accounts payable as it is unpaid as of June 30, 2010. The Company did pay some patent fees of $123 in 2009 to the University of Florida. In addition, the first year of sale under the agreement has been amended to 2010 from 2009.

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

Earned royalties of 5% of net sales of the product or method are required to the extent that they exceed the minimum royalties.  The agreement continues in effect until terminated by the parties or the patent rights expire or are abandoned. The Company paid $1,611 in license fees and other patent and legal expenses in 2010, and $330 is accrued at June 30, 2010.

LANTIS LASER INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010 AND 2009 (UNAUDITED)

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

The Company was in default of this agreement by not making development progress payments according to the agreed schedule and received confirmation of termination of the agreement on March 17, 2010. The parties have agreed to enter a new agreement to take into account the anticipated timeline of the OCT System development and have agreed on the conditions to enter into a new Agreement.

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

Common Stock and Preferred Stock

As of June 30, 2010, the Company has 990,000,000 shares of common stock authorized with a par value of $.001.  On December 9, 2004, Lantis Laser Inc. increased the authorized shares from 250,000,000 to 990,000,000.  They also removed the 1,000,000 shares of preferred stock from its charter, and on January 23, 2007, amended their articles of incorporation to create a class of preferred stock, and authorized the issuance of 10,000,000 shares of preferred stock at $.001 par value.  No shares have been issued to date.

The Company has 100,701,572 shares issued and outstanding as of June 30, 2010.

During the six months ended June 30, 2010, the Company issued 500,000 shares to Agoracom for consulting services.  These shares were valued at $.05 per share or $20,000.

LANTIS LASER INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010 AND 2009 (UNAUDITED)

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
JUNE 30, 2010 AND 2009 (UNAUDITED)

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
JUNE 30, 2010 AND 2009 (UNAUDITED)

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

At June 30, 2010, deferred tax assets consist of the following:

Net operating losses	$3,148,206

Valuation allowance	(3,148,206)

$-

At June 30, 2010, the Company had a net operating loss carryforward in the amount of $9,259,430 available to offset future taxable income through 2030.  The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.  A reconciliation of the Company’s effective tax rate as a percentage of income before taxes and federal statutory rate for the periods ended June 30, 2010 and 2009 is summarized as follows:

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
JUNE 30, 2010 AND 2009 (UNAUDITED)

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
JUNE 30, 2010 AND 2009 (UNAUDITED)

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
JUNE 30, 2010 AND 2009 (UNAUDITED)

NOTE 12 -	FAIR VALUE MEASUREMENTS (CONTINUED)

The following table represents the fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis as of June 30,
2010:

	Level 1	Level 2	Level 3	Total

Convertible debentures	-	-	2,401,500	2,401,500

Total liabilities	-	-	2,401,500	2,401,500

NOTE 13 –  PENDING LETTER OF INTENT

During the six months ended June 30, 2010, the Company signed a Letter of Intent to merge with Perio-Imaging Inc.  The merger is expected to be an all stock transaction and is subject to raising the required funding to complete the merged company’s product development program.