Form 10-Q
period 2010-09-30
Lantis Laser Inc.
filed 2010-11-12
CIK 1413299

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒                                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: On November 11, 2010, the Registrant had 127,101,572 shares of common stock issued and outstanding.

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

We were formed to commercialize the application of novel technologies in the dental industry. As our first product, we are developing and plan to market is an intraoral imaging system for use in dentistry, our “OCT Dental Imaging System.” The OCT Dental Imaging System is based on a diagnostic imaging technology referred to as optical coherence tomography, or OCT. We have the exclusive rights to OCT for applications in the dental field under a license agreement with Lawrence Livermore National Laboratories and an exclusive license for dental applications of Near-infrared Imaging from the Regents of the University of California.  We are a development stage company and are currently seeking our next round of funding to complete development and transition to sales and marketing, subject to obtaining FDA clearance.

On June16, 2016 we announced that we had signed a Letter Of Intent to merge with Perio-Imaging Inc., a company that has developed what we believe is a novel ultrasound device for measuring a patient's periodontal condition.  Perio-Imaging has filed patent applications for one international patent and three United States patents.  Together with the management of Perio-Imaging Inc. we are continuing to evaluate the respective benefits to both parties of effecting the proposed merger.

Results of Operations

Three Months Ended September 30, 2010 Compared to Three Months Ended September 30, 2009.

The following is derived from, and should be read in conjunction with, our condensed consolidated financial statements, and related notes for the three months ended September 30, 2010 and 2009.

Operating revenues. The Company is a development stage company. To date, the Company has not generated any operating revenues, nor has the Company generated operating revenues since its inception in February 1998. Generation of sales can only commence upon FDA clearance of our OCT Dental Imaging System.

Net loss from operations. For the three months ended September 30, 2010, our net loss was $97,805 compared to $252,278 for the same period in the prior year, representing a decrease of $154,473 or 61%. The decrease in our loss from operations was mainly due to the decrease in research and development expenses, wages and wage related expenses and other general and administrative expenses. Our research and development expenses decreased to $0 for the three months ended September 30, 2010 compared to $27,393 for the same period in the prior year as development was suspended due to lack of funds. Wages and related expenses decreased to $0 for the three months ended September 30, 2010 as compared to $50,000 in the same quarter in 2009 as no provision was made for management salaries. Other general and administrative expenses decreased from $32,882 in the three months to September 30, 2009 to $7,338 in the same period in 2010 due to the lower level of activity. Professional, consulting and marketing expenses decreased to $2,815 for the three months ended September 30, 2010, compared to $15,959 for the same period in the prior year.

Total other expenses. Other expenses were $82,032 for the three months ended September 30, 2010, compared to $120,424 for the three months ended September 30, 2009. This was due to the increase in interest expense to $78,115 for the three months ended September 30, 2010 as compared to $64,542 in the comparable period in 2009 as the interest rate on the 5% Senior Convertible Note increased to 10%, from 5%, as the Company defaulted by not making the second and third interest payments due on its outstanding notes in March to May, 2009 and 2010.  Interest expense - debt discount decreased to $3,917 in the three months to September 30, 2010 compared to $80,231 in the same period in 2009 as a result of the discount being fully amortized.

Net loss. We had a net loss applicable to common shares of $97,805, or $0.00 per share, for the three months ended September 30, 2010, compared to a net loss applicable to common shareholders of $252,278, or $0.00 per share, for the same period in the prior year. The reduction in net loss was principally due to the decrease in research and development, wages, general and administrative expenses, an increase in interest expense and a reduction in the interest expense debt discount.

Nine Months Ended September 30, 2010 Compared to Nine Months Ended September 30, 2009.

The following is derived from, and should be read in conjunction with, our condensed consolidated financial statements, and related notes for the nine months ended September 30, 2010 and 2009.

Operating revenues. The Company is a development stage company. To date, the Company has not generated any operating revenues, nor has the Company generated operating revenues since its inception in February 1998. Generation of sales can only commence upon FDA clearance of our OCT Dental Imaging System.

Net loss from operations. For the nine months ended September 30, 2010, our net loss was $465,606 compared to $952,133 for the same period in the prior year, representing a decrease of $486,527 or 51%. The decrease in our loss from operations was mainly due to the decrease in research and development expenses, wages and wage related expenses and other general and administrative expenses. Our research and development expenses decreased to $0 for the nine months ended September 30, 2010 compared to $124,568 for the same period in the prior year as development was suspended due to lack of funds. Wages and related expenses decreased to $0 for the nine months ended September 30, 2010 as compared to $150,000 in the same period in 2009 as no provision was made for management salaries. Other general and administrative expenses decreased from $130,704 in the nine months to September 30, 2009 to $33,601 in the same period in 2010 due to the lower level of activity. Professional, consulting and marketing expenses decreased to $40,534 for the nine months ended September 30, 2010, compared to $51,710 for the same period in the prior year.

Total other expenses. Other expenses were $374,610 for the nine months ended September 30, 2010, compared to $478,290 for the nine months ended September 30, 2009. This was due to the increase in interest expense to $230,169 for the nine months ended September 30, 2010 as compared to $143,280 in the comparable period in 2009 as the interest rate on the 5% Senior Convertible Note increased to 10%, from 5%, as the Company defaulted by not making the second and third interest payments due on its outstanding notes in March to May, 2009 and 2010.

Net loss. We had a net loss applicable to common shares of $465,606, or $0.00 per share, for the nine months ended September 30, 2010, compared to a net loss applicable to common shareholders of $952,133, or $0.01 per share, for the same period in the prior year. The reduction in net loss was principally due to the decrease in research and development, wages, general and administrative expenses, an increase in interest expense and a reduction in interest expense debt discount.

Liquidity and Capital Resources

Total assets. On September 30, 2010, we had total assets of $48,665, compared to $113,255 on December 31, 2009.  The Company had cash and cash equivalents of $15,105 on September 30, 2010 compared to no cash and cash equivalents at December 31, 2009. Prepaid expenses and other current assets were $3,350 on September 30, 2010 compared to $35,566 on December 31, 2009. Our fixed assets, which did not change significantly, were $30,210 on September 30, 2010, compared to $47,071 on December 31, 2009. Other assets related to debt issuance costs were $0 on September 30, 2010, compared to $30,618 on December 31, 2009.

Total liabilities. We had total liabilities of $3,894,905 on September 30, 2010 composed principally of notes for management’s accrued salaries and loans to the company amounting to $1,134,759, current accounts payable and accrued expenses of $340,229 and convertible notes payable, net of discount and beneficial conversion features of $2,019,210. Accrued interest due on the convertible notes payable amounted to $400,707 as compared to $383,118 as at December 31, 2009.  On September 30, 2010 we had no long-term liabilities. On September 30, 2010, we had a negative working capital of $3,876,450 compared to a negative working capital of $3,990,968 on December 31, 2009. There is no guarantee that the Company will be able to raise enough capital or generate revenues to sustain its operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period.

Cash flow from operations. During the nine month period ended September 30, 2010, we had a negative cash flow from operations of $101,496, compared to negative cash flow from operations of $146,696 during the same period in the prior year. Our lower negative cash flow from operations was mainly due to the reduction in the net operating loss from $952,133 in the same period in 2009 to $465,606 for the nine months ended September 30, 2010;  the increase in prepaid expenses of $32,216 for the nine months to September 30, 2010 compared to the decrease of $55,693 in the comparable period in 2009; and, the issuance of $20,000 in common stock in the nine month period to September 30, 2010 for consulting services compared to the issuance of stock valued at $150,000 in the prior year.  Accounts payable and accrued expenses decreased by $39,023 in the nine month period to September 30, 2010 compared to an increase of $217,359 in the same period in 2009.

 Cash flow from investing activities. The company had no investing activities during the nine-month periods ended September 30, 2010 and 2009.

Cash flow from financing activities. During the nine months ended September 30, 2010, the Company received proceeds totaling $70,467 from a related party compared to $73,895 for the nine months ended September 30, 2009.
On August 3, 2010 the Company received $50,000 from Asher Enterprises Inc. in the form of a nine month Convertible Note.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. As of September 30, 2010, the reporting period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, who are same person, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are not effective as of September 30,2010 due to the fact that we have not been funded effectively for us to separate these two functions. We plan on making changes in the upcoming year to become more effective and properly segregate these functions.

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

As soon as feasible management intends to engage a Chief Financial Officer to ensure that internal controls and procedures are fully effective.  For the three months ended September 30, 2010, management feels that our internal controls over financial reporting was not effective.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

In March, April and May 2007, the Company issued 5% Senior Convertible 3 Year Notes to investors in the amount of $2,526,500, which equaled the gross proceeds raised by the Company (the “Convertible Notes”).  The Convertible Notes are convertible to shares of the Company’s common stock anytime in the three-year period at a fixed conversion price of $.15.  In May 2009, convertible notes of $125,000 were converted, at a fixed conversion rate of $.15 per share, into 833,334 shares of common stock.  This conversion reduced the outstanding principal to a balance of $2,401,500. In an effort to reduce the liabilities of the Company, on July 1, 2010, the Company offered the Noteholders the opportunity to convert their Notes to common stock at a price of $0.05 (originally a $0.15 conversion price), including any and all outstanding interest.  In addition, the Company offered to reset the exercise price of the warrants attached to the Notes to $0.075 from $0.25, and to extend the warrants for a further three years from the original date for all warrant holders.  As at October 31, 2010, 90% have accepted the offer and the issuance of new certificates is in process.   8,000,000 shares were issued in September and a further 18,400,000 have been issued to date in October in conversion of $400,000 and $920,000 in notes payable, respectively. The Company determined that there was no material modification to the debt instrument under ASC 47-50-40, as the embedded conversion option immediately before and after the modification of the debt instrument was unchanged.

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

/s/ Stanley B. Baron
Stanley B. Baron
CEO and CFO
Dated: November 12, 2010

LANTIS LASER INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Page(s)

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS	F-2

CONDENSED CONSOLIDATED BALANCE SHEET AS OF SEPTEMBER 30, 2010 (UNAUDITED) AND DECEMBER 31, 2009	F-3

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009 (UNAUDITED) WITH CUMULATIVE TOTALS SINCE JANUARY 14, 1998 (INCEPTION)	F-4

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009 (UNAUDITED) WITH CUMULATIVE TOTALS SINCE JANUARY 14, 1998 (INCEPTION)	F-5

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS SEPTEMBER 30, 2010 AND 2009 (UNAUDITED)	F-6 - F-27

LANTIS LASER INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2010 (UNAUDITED) AND DECEMBER 31, 2009 (AUDITED)

	SEPTEMBER 30,	DECEMBER 31,
	2010	2009
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash and cash equivalents	$15,105	$-
Prepaid expenses and other current assets	3,350	35,566
Investment under equity method	-	-

Total Current Assets	18,455	35,566

Fixed assets, net of depreciation	30,210	47,071

Other Assets:
Debt issuance costs, net of amortization	-	30,618

Total Other Assets	-	30,618

TOTAL ASSETS	$48,665	$113,255

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

LIABILITIES
Current Liabilities:
Accrued interest - convertible notes	$400,707	$287,530
Accounts payable and accrued expenses	340,229	383,118
Related party payable	1,134,759	1,064,292
Convertible notes payable, net of discount and beneficial conversion feature	2,019,210	2,291,594

Total Current Liabilities	3,894,905	4,026,534

Long-term Liabilities:
Convertible notes payable, net of discount and beneficial conversion feature	-	-

Total Long-term Liabilities	-	-

Total Liabilities	3,894,905	4,026,534

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $.001 Par Value; 10,000,000 shares authorized
and 0 shares issued and outstanding	-	-
Common stock, $.001 Par Value; 990,000,000 shares authorized
and 108,701,572 and 100,118,238 shares issued and outstanding	108,701	100,201
Additional paid-in capital	5,128,731	4,604,586
Additional paid-in capital - warrants	1,167,987	1,167,987
Deficits accumulated during the development stage	(10,251,659)	(9,786,053)

Total Stockholders’ Equity (Deficit)	(3,846,240)	(3,913,279)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$48,665	$113,255

The accompanying notes are an integral part of the consolidated financial statements

LANTIS LASER INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
WITH CUMULATIVE TOTALS SINCE JANUARY 14, 1998 (INCEPTION)

					CUMULATIVE
					TOTALS SINCE
	NINE MONTHS ENDED		THREE MONTHS ENDED		INCEPTION
	SEPTEMBER 30,		SEPTEMBER 30,		JANUARY 14,
	2010	2009	2010	2009	1998

OPERATING REVENUES
Sales	$-	$-	$-	$-	$-

OPERATING EXPENSES

Research and development	-	124,568	-	27,393	2,109,869
Wages and wage related expenses	-	150,000	-	50,000	979,981
Professional, consulting and marketing fees	40,534	51,710	2,815	15,959	4,397,535
Other general and administrative expenses	33,601	130,704	7,338	32,882	574,320
Depreciation	16,861	16,861	5,620	5,620	108,109
Total Operating Expenses	90,996	473,843	15,773	131,854	8,169,814

LOSS BEFORE OTHER INCOME (EXPENSE)	(90,996)	(473,843)	(15,773)	(131,854)	(8,169,814)

Amortization of debt issuance costs	(30,618)	(71,662)	-	24,349	(287,571)
Loss in investment under equity method	-	-	-	-	(167,664)
Interest expense - debt discount	(113,823)	(263,348)	(3,917)	(80,231)	(1,005,340)
Interest income (expense), net	(230,169)	(143,280)	(78,115)	(64,542)	(621,270)
Total Other Income (expense)	(374,610)	(478,290)	(82,032)	(120,424)	(2,081,845)

NET LOSS BEFORE PROVISION FOR INCOME TAXES	(465,606)	(952,133)	(97,805)	(252,278)	(10,251,659)
Provision for Income Taxes	-	-	-	-	-

NET LOSS APPLICABLE TO COMMON SHARES	$(465,606)	$(952,133)	$(97,805)	$(252,278)	$(10,251,659)

NET LOSS PER BASIC AND DILUTED SHARES	(0.00)	(0.01)	(0.00)	(0.00)	(0.27)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	100,787,653	98,820,070	101,484,184	99,334,724	37,438,225

The accompanying notes are an integral part of the consolidated financial statements

LANTIS LASER INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
WITH CUMULATIVE TOTALS SINCE JANUARY 14, 1998 (INCEPTION)

			CUMULATIVE
	NINE MONTHS ENDED		TOTALS SINCE
	SEPTEMBER 30,		INCEPTION
	2010	2009	JANUARY 14, 1998

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(465,606)	$(952,133)	$(10,251,659)

Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	16,861	16,861	108,109
Amortization of debt issuance costs	30,618	71,662	287,571
Interest expense - debt discount	55,391	132,705	504,608
Interest expense - beneficial conversion feature	58,432	130,643	500,733
Loss on investment under equity method	-	-	167,664
License fees payable for research and development	-	-	605,000
Warrants issued to former noteholders and consultants	-	-	469,897
Common stock issued for consulting services	20,000	150,000	879,050

Changes in assets and liabilities
Decrease (increase) in prepaid expenses	32,216	(55,693)	2,201,650
Increase (decrease) in accounts payable and
and accrued expenses	(39,023)	217,359	1,464,760
Accrued interest on convertible notes	189,615	141,900	394,850
Total adjustments	364,110	805,437	7,583,892

Net cash used in operating activities	(101,496)	(146,696)	(2,667,767)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of fixed assets	-	-	(138,319)
Investment under equity method	-	-	(167,664)

Net cash used in investing activities	-	-	(305,983)

CASH FLOWS FROM FINANCING ACTIVITES
Proceeds from notes payable	-	-	197,000
Proceeds from exercise of warrants	-	-	34,984
Increase (decrease) in bank overdraft	(3,866)	-	1,302
Proceeds from convertible notes and warrants,	-
net of debt issuance costs	50,000	-	2,284,310
Payments of license fee payable	-	-	(225,000)
Proceeds from private placement, net of fees	-	-	521,500
Proceeds (payments) from related parties	70,467	73,895	174,759

Net cash provided by financing activities	116,601	73,895	2,988,855

NET INCREASE (DECREASE) IN
CASH AND CASH EQUIVALENTS	15,105	(72,801)	15,105

CASH AND CASH EQUIVALENTS -
BEGINNING OF PERIOD	-	72,858	-

CASH AND CASH EQUIVALENTS - END OF PERIOD	$15,105	$57	$15,105

CASH PAID DURING THE YEAR FOR:
Income taxes	$-	$-	$-
Interest expense	$-	$-	$93,517

SUPPLEMENTAL NONCASH INFORMATION:

Conversion of notes and interest for common stock,
net of discounts and issuance costs	$476,438	$111,882	$847,849
Conversion of license fee payable into capital	$-	$115,000	$380,000
Common stock issued for consulting services	$20,000	$150,000	$879,050
Warrants issued to former noteholders and consultants	$-	$-	$469,897
Common stock issued for prepaid expenses	$-	$30,000	$2,205,000
Conversion of accrued expenses for note payable-related parties	$-	$-	$960,000

The accompanying notes are an integral part of the consolidated financial statements

LANTIS LASER INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010 AND 2009 (UNAUDITED)

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
SEPTEMBER 30, 2010 AND 2009 (UNAUDITED)

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

In an effort to reduce the liabilities of the Company, on July 1, 2010 the Company offered noteholders the opportunity to convert their Notes to common stock at $0.05 per share including any and all outstanding interest that has been accrued from the original $0.15 conversion price.  In addition, the Company offered to reset the exercise price of the warrants that were issued with the Notes to $0.075 from $0.25 and extend the warrants for a further three years from the original date of issue for all warrant holders. In September 2010, convertible notes of $400,000, including $76,438 of accrued interest was converted to 8,000,000 shares of common stock.  The Company in October 2010 has also converted an additional $920,000 of convertible notes and the accrued interest on those notes into 18,400,000 shares of common stock. The Company determined that there was no material modification to the debt instrument under ASC 47-50-40, as the embedded conversion option immediately before and after the modification of the debt instrument was unchanged.

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
SEPTEMBER 30, 2010 AND 2009 (UNAUDITED)

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
SEPTEMBER 30, 2010 AND 2009 (UNAUDITED)

NOTE 1 -	ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

Going Concern

As shown in the accompanying condensed consolidated financial statements the Company has incurred recurring losses of $465,606 and $952,133 for the nine months ended September 30, 2010 and 2009 respectively, and has incurred a cumulative loss of $10,251,659 since inception (January 14, 1998).  The Company has a working capital deficit in the amount of $3,876,450 as of September 30, 2010.  The Company is currently in the development stage and has been spending a majority of their time in the development of the OCT technology for which they currently hold exclusive and non-exclusive licenses of the patents for.

There is no guarantee that the Company will be able to raise enough capital or generate revenues to sustain its operations.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period.

Management believes that the Company’s capital requirements will depend on many factors.  These factors include the final phase of development being successful as well as product implementation and distribution first nationally, then internationally.  The Company entered into a convertible promissory note for $50,000 in August 2010 and in the debt offering completed in 2007, the noteholders have started the conversion of these notes, on amended and agreed terms and converted $400,000 in August 2010 and another $920,000 in October 2010. The Company still hopes to complete development of their technology. They have amended certain license agreements in July 2010 and extended the dates as to which minimum royalty payments are due.

The Company will continue to pursue traditional forms of financing, in addition to the approximately $3,300,000 it raised through convertible notes and the issuance of common stock to assist them in meeting their current working capital needs.  The Company’s ability to continue as a going concern for a reasonable period is dependent upon management’s ability to raise additional interim capital and, ultimately, achieve profitable operations.  There can be no assurance that management will be able to raise sufficient capital, under terms satisfactory to the Company, if at all.

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
SEPTEMBER 30, 2010 AND 2009 (UNAUDITED)

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
SEPTEMBER 30, 2010 AND 2009 (UNAUDITED)

NOTE 2 -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Accounts Receivable

The Company when it will conduct business it will extend credit based on an evaluation of the customers’ financial condition, generally without requiring collateral.  Exposure to losses on receivables is expected to vary by customer due to the financial condition of each customer.  The Company monitors exposure to credit losses and maintains allowances for anticipated losses considered necessary under the circumstances.  The Company has not recorded any receivables, and therefore no allowance for doubtful accounts at September 30, 2010 and December 31, 2009, respectively.

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

Uncertainty in Income Taxes

Under ASC 740-10-25 recognition and measurement of uncertain income tax positions is required using a “more-likely-than-not” approach.  Management evaluates their tax positions on an annual basis and has determined that as of September 30, 2010 no additional accrual for income taxes is necessary.

Advertising Costs

The Company expenses the costs associated with advertising as incurred.  Advertising expenses for the nine months ended September 30, 2010 and 2009 are included in professional, consulting and marketing fees in the condensed consolidated statements of operations.

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
SEPTEMBER 30, 2010 AND 2009 (UNAUDITED)

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

The following is a reconciliation of the computation for basic and diluted EPS:
			Cumulative
			Totals since
	September 30,	September 30,	January 14, 1998
	2010	2009	(Inception)
Net loss	$(465,606)	$(952,133)	$(10,251,659)

Weighted-average common shares
Outstanding (Basic)	100,787,653	98,820,070	37,438,225
Weighted-average common stock
Equivalents
Convertible Notes	41,030,000	16,009,999	41,030,000
Stock options	-	-	-
Warrants	14,486,066	14,486,066	14,486,066

Weighted-average commons shares
Outstanding (Diluted)	156,303,719	129,316,135	92,954,291

LANTIS LASER INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010 AND 2009 (UNAUDITED)

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

Segment Information

The Company follows the provisions of ASC 280-10, "Disclosures about Segments of an Enterprise and Related Information”.  This standard requires that companies disclose operating segments based on the manner in which management disaggregates the Company in making internal operating decisions.  The Company only operates in one reporting segment as of September 30, 2010 and for the nine months ended September 30, 2010 and 2009.

Debt Issuance Costs

Debt issuance costs relate to the fees paid in connection with the Convertible Notes.  These fees are being amortized over the life of the Convertible Notes which is three years.  Should the notes be converted prior to the maturity date of three years, then the debt issuance costs will be amortized sooner.  The Company amortized $30,618 and $71,662 for the nine months ended September 30, 2010 and 2009, respectively.

LANTIS LASER INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010 AND 2009 (UNAUDITED)

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
SEPTEMBER 30, 2010 AND 2009 (UNAUDITED)

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
SEPTEMBER 30, 2010 AND 2009 (UNAUDITED)

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

LANTIS LASER INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010 AND 2009 (UNAUDITED)

NOTE 3 -	FIXED ASSETS

Fixed assets as of September 30, 2010 and December 31, 2009 were as follows:
	Estimated
	Useful Lives	September 30,	December 31
	(Years)	2010	2009

Computer and medical equipment	5	$126,319	$126,319
Software	3	12,000	12,000
		138,319	138,319
Less: accumulated depreciation		(108,109)	(91,294)
Fixed assets, net		$30,210	$47,071

There was $16,861 and $16,861 charged to operations for depreciation expense for the nine months ended September 30, 2010 and 2009, respectively.

NOTE 4 -	CONVERTIBLE NOTES

In April and May 2007, the Company issued 5% Senior Convertible 3 Year Notes to investors in the amount of $2,526,500, which equaled the gross proceeds raised by the Company (the “Convertible Notes”).  The Convertible Notes are convertible to shares of the Company’s common stock anytime in the three-year period at a fixed conversion price of $.15.  The Convertible Notes will convert into 16,843,333 shares of the Company’s common stock.  In May 2009, convertible notes of $125,000 were converted, at a fixed conversion rate of $.15 per share, into 833,334 shares of common stock.  This conversion reduced the outstanding principal to a balance of $2,401,500. In an effort to reduce the liabilities of the Company, on July 1, 2010 the Company offered noteholders the opportunity to convert their Notes to common stock at $0.05 per share including any and all outstanding interest that has been accrued from the original $0.15 conversion price.  In addition, the Company offered to reset the exercise price of the warrants that were issued with the Notes to $0.075 from $0.25 and extend the warrants for a further three years from the original date of issue for all warrant holders. Approximately 90% of noteholders have agreed to accept the terms of the conversion. In September 2010, convertible notes of $400,000 were converted at a fixed conversion rate of $0.05 per share, into 8,000,000 shares of common stock.  This conversion reduced the outstanding principal balance to a balance of $2,001,500.  In October 2010, an additional $920,000 notes were converted into 18,400,000 shares. The Company determined that there was no material modification to the debt instrument under ASC 47-50-40, as the embedded conversion option immediately before and after the modification of the debt instrument was unchanged.

The convertible noteholders received 6,737,333 detachable warrants with their notes.  The warrants were exercisable for 5 years at an exercise price of $.25.  The Placement Agent received 2,947,583 exercisable at $.25 for 5 years.  The Company separately valued the warrants at $513,132, and recorded a debt discount in that amount which is being amortized to interest expense over the three-year Convertible Notes period.  The Company has recorded an additional discount of $505,300 as the value of the beneficial conversion option.

Proceeds of the $2,526,500 were allocated as follows:
i) Convertible Notes - $2,013,368; and
ii) Warrants (also Debt Discount) - $513,132.

LANTIS LASER INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010 AND 2009 (UNAUDITED)

NOTE 4 -	CONVERTIBLE NOTES (CONTINUED)

The debt discount of $1,018,432 was amortized using the effective interest method over the life of the Convertible Notes of three years.  As part of the transaction, the Company incurred $292,190 of debt issuance costs.

Interest expense on the Convertible Notes for the nine months ended September 30, 2010 and 2009 was $189,616 and $141,900, respectively and $400,060 is accrued at September 30, 2010.  Interest expense on the debt discount was $55,391 and $132,705 for the nine months ended September 30, 2010 and 2009, respectively, and amortization of the discount on the beneficial conversion feature was $54,515 and $130,643, respectively for the nine months ended September 30, 2010 and 2009.

As a result of the Company’s failure to timely pay the interest in May 2009, the convertible notes are in technical default.  Therefore, the Company has reclassified the debt to current liabilities.  The summary of the Convertible Notes is as follows at September 30, 2010:

$2,001,500 Convertible Debenture at 10% interest
per annum due on demand	$2,001,500

In August 2010, the Company entered into a Convertible Promissory Note with Asher Enterprises Inc. in the amount of $50,000.  The Convertible Note is convertible to shares of the company’s common stock anytime in the nine-month period at a variable conversion price meaning 58% multiplied by the market price, the average of the lowest three trading prices.  The Company has recorded a discount of $36,207 as the value of the beneficial conversion option.

Interest expense on the Convertible Note for the nine months ended September 30, 2010 and 2009 was $647 and $0, respectively and $647 is accrued at September 30, 2010.

$50,000 Convertible Debenture at 8% interest
per annum due May 5, 2011	$17,710

NOTE 5 -	RELATED PARTY LOANS

The Company has unsecured loans with two of its directors.  There was $138,857 outstanding as of September 30, 2010.  These loans were made to fund the Company with working capital during the development stage.  The loans are accruing interest at a rate of 5% per annum.  Interest expense during the nine months ended September 30, 2010 and 2009 was $4,651 and $1,395, respectively and $7,192 is accrued at September 30, 2010.

The Company has entered into employment agreements with its two senior officers through December 31, 2009.  The agreements obligated the Company to pay these officers $200,000 per year through December 31, 2009.  Total commitment for the Company is $960,000 through December 31, 2009.  The amount owed to these officers, through December 31, 2009, will be paid in the form of a three-year convertible note bearing interest at 5% per annum, convertible into shares of common stock at a conversion price equal to the average bid price for 10 days prior to conversion.  The amount is due in three-years (December 31, 2012, however, there is no prepayment penalty). The $960,000 plus $35,902 in accrued interest remains outstanding at September 30, 2010.

LANTIS LASER INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010 AND 2009 (UNAUDITED)

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

On February 18, 2009, the Company and Lawrence Livermore entered into an Amended License Agreement, and again amended on October 7, 2009, and again on July 22, 2010 whereby, the Company is obligated to pay minimum royalty fees of $20,000 by December 15, 2009 (for 2009, which has been deferred until December 15, 2010 by Lawrence Livermore and is included in accounts payable at December 31, 2009), $20,000 by February 28, 2010 (for 2010, which has been deferred until December 15, 2010 by Lawrence Livermore), $60,000 by February 28, 2011 (for 2011), $100,000 by February 28, 2012 (for 2012), and $250,000 by February 28, 2013 and February 28 each thereafter (for 2013 and each year thereafter).

The $40,000 remains outstanding to Lawrence Livermore as of September 30, 2010.

LANTIS LASER INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010 AND 2009 (UNAUDITED)

NOTE 6 -	LICENSE AND ROYALTY FEES (CONTINUED)

LightLab

The Company, other than its obligations under the License Agreement with Lawrence Livermore as well as its obligations under the Non-Exclusive License Agreement for Imaging Patents between themselves and LightLab Imaging, LLC entered into August 8, 2001, has no other commitments.

The License Agreement had an original term of 5 years, commencing 2 years after the original agreement date, which would expire August 8, 2008, and the license could be renewed.  The minimum royalty requirements were based on Net Sales by the Company.  Since the Company generated no sales in the periods, there were no amounts due.  On December 19, 2006, the Company and LightLab Imaging, Inc. negotiated an amendment whereby the new term of the agreement is, unless terminated by either party to remain in effect for three years following whichever of the following events occurs first: i) the Company’s release of a licensed product; ii) the Company’s first commercial sale of a licensed product, or; iii) July 1, 2007 (July 1, 2010).  The Company on September 18, 2007 paid LightLab Imaging, LLC $50,000.  This Agreement has terminated and will not be renewed as the main scanning patent licensed in this Agreement expires in 2011, before the Company intends to introduce its OCT product into the market.

There were no amounts outstanding to LightLab as of September 30, 2010 and 2009.

University of Florida

On May 31, 2007, the Company entered into an exclusive licensing agreement for the field of dentistry with The University of Florida Research Foundation for novel technology relevant to the imaging probe of its Dental Imaging System.  The Agreement carries a $1,000 initial licensing fee with royalty payments to commence in 2008.

The Company has paid the minimum fees in 2008 and the minimum royalty for 2009 originally due by December 31, 2009 has been deferred until July 31, 2011 and is in accounts payable as it is unpaid as of September 30, 2010. The Company did pay some patent fees of $123 in 2009 to the University of Florida. In addition, the first year of sale under the agreement has been amended to 2011 from 2009.

University of California – San Francisco

On July 9, 2008, the Company entered an exclusive license agreement for near-infrared transillumination for the imaging of early dental decay with The Regents of the University of California.  The agreement requires the payment of an initial non-refundable license fee of $10,000 and annual maintenance fees of $5,000.  The agreement also requires the payment of certain milestone payments based on patent allowance and FDA approval.

On August 4, 2009, the Company and The Regents of the University of California entered into an Amended License Agreement (Amendment No. 1) again on July 26, 2010 whereby milestones were updated to provide adequate time for the Company to complete development, obtain FDA clearance and transition to marketing and manufacturing.  Minimum royalties are required as follows:

LANTIS LASER INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010 AND 2009 (UNAUDITED)

NOTE 6 -	LICENSE AND ROYALTY FEES (CONTINUED)

University of California – San Francisco (Continued)

First year of sales, or no later than 2012	$10,000
Second year	50,000
Third year	100,000
Fourth year	150,000
Fifth and subsequent years	200,000

Earned royalties of 5% of net sales of the product or method are required to the extent that they exceed the minimum royalties.  The agreement continues in effect until terminated by the parties or the patent rights expire or are abandoned. The Company paid $1,776 in license fees and other patent and legal expenses in 2010.

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

The Company was in default of this agreement by not making development progress payments according to the agreed schedule and received confirmation of termination of the agreement on March 17, 2010. The parties have agreed on the conditions to enter into discussions for a possible future agreement.  The Company also issued 500,000 shares of stock to AXSUN in connection with the agreement.

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
SEPTEMBER 30, 2010 AND 2009 (UNAUDITED)

NOTE 8 -	STOCKHOLDERS’ EQUITY (DEFICIT)

Common Stock and Preferred Stock

As of September 30, 2010, the Company has 990,000,000 shares of common stock authorized with a par value of $.001.  On December 9, 2004, Lantis Laser Inc. increased the authorized shares from 250,000,000 to 990,000,000.  They also removed the 1,000,000 shares of preferred stock from its charter, and on January 23, 2007, amended their articles of incorporation to create a class of preferred stock, and authorized the issuance of 10,000,000 shares of preferred stock at $.001 par value.  No shares have been issued to date.

The Company has 108,701,572 shares issued and outstanding as of September 30, 2010.

During the nine months ended September 30, 2010, the Company issued 500,000 shares to Agoracom for consulting services.  These shares were valued at $.05 per share or $20,000.

The Company also converted $400,000 of convertible notes, at a fixed conversion rate of $0.05 per share, less discount, net of accrued interest, into 8,000,000 shares of common stock at a fixed conversion price of $0.05 per share.  The Company also converted $76,438 of accrued interest on these converted notes to additional paid in capital.

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

LANTIS LASER INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010 AND 2009 (UNAUDITED)

NOTE 8 -	STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED)

Common Stock and Preferred Stock (Continued)

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
SEPTEMBER 30, 2010 AND 2009 (UNAUDITED)

NOTE 8 -	STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED)

Warrants (Continued)

In September 2010, the Company agreed to reset the warrant exercise price to $0.075 per share and extend the maturity of the warrant an additional three years.

The following is a breakdown of the warrants:
	Exercise	Date
Warrants	Price	Issued	Term

3,250,000	$0.075	09/28/2006	8 Years
1,372,400	$0.075	09/28/2006	8 Years
178,750	$0.075	09/28/2006	8 Years
6,737,333	$0.075	05/01/2007	8 Years
2,947,583	$0.075	05/17/2007	8 Years
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

At September 30, 2010, deferred tax assets consist of the following:

Net operating losses	$3,180,128

Valuation allowance	(3,180,128)

$-

At September 30, 2010, the Company had a net operating loss carryforward in the amount of $9,353,318 available to offset future taxable income through 2030.  The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.  A reconciliation of the Company’s effective tax rate as a percentage of income before taxes and federal statutory rate for the periods ended September 30, 2010 and 2009 is summarized as follows:

	2010	2009

Federal statutory rate	(34.0)%	(34.0)%

State income taxes, net of federal benefits	3.3	3.3

Valuation allowance	30.7	30.7

	0%	0%

LANTIS LASER INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010 AND 2009 (UNAUDITED)

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
SEPTEMBER 30, 2010 AND 2009 (UNAUDITED)

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
SEPTEMBER 30, 2010 AND 2009 (UNAUDITED)

NOTE 12 - FAIR VALUE MEASUREMENTS (CONTINUED)

The following table represents the fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2010:

	Level 1	Level 2	Level 3	Total

Cash	15,105	-	-	15,105

Total assets	15,105	-	-	15,105

Convertible notes	-	-	2,401,500	2,401,500

Total liabilities	-	-	2,401,500	2,401,500

NOTE 13 – COMMITMENTS

During the nine months ended September 30, 2010, the Company signed a Letter of Intent to merge with Perio-Imaging Inc.  The merger is expected to be an all stock transaction and is subject to raising the required funding to complete the merged company’s product development program.

NOTE 14 – SUBSEQUENT EVENT

In October 2010, an additional 18,400,000 shares of common stock were issued for the conversion of $920,000 in convertible notes at a conversion price of $0.05 per share.