Form 10-K
period 2010-12-31
Lantis Laser Inc.
filed 2011-04-12
CIK 1413299

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[Mark One]
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2010

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

As of April 12, 2011, the aggregate market value of all voting and non-voting common equity held by non-affiliates was $636,394

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

As of April 12, 2011, 151,561,435 shares of common stock, $0.001 par value per share, were issued and outstanding.

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

Overview

We were formed to commercialize the application of novel technologies in the dental industry. Our first product we are developing and plan to market, after we obtain FDA clearance, is a diagnostic dental imaging device, our OCT System, which uses light-based technology known as optical coherence tomography (“OCT”). We have the exclusive rights to OCT for certain diagnostic applications in dentistry in terms of our license agreement with Lawrence Livermore National Laboratories (“Livermore”). We had a license agreement with LightLab Imaging for a portfolio of enabling patents relating to the scanning of tissue until July 2010 when this license terminated and LightLab did not want to renew it at that time, as the company had recently been acquired.  They indicated that renewal could be reviewed once Lantis was closer to commercialization of its OCT System for dental application. We also have an exclusive license with University of Florida for a patented technology relating to the probe scanner which we may deploy in our OCT System.  In July 2008 we signed an exclusive agreement with The Regents of California for a patent pending technology called “Nearinfrared Transillumination for the Detection of Tooth Decay” or NIR System (“NIR”).  This technology is synergistic with OCT as both modalities operate at the same wavelength, can use the same light source and provide different views of oral structures. We expect to integrate NIR with our OCT System in the form of a chairside platform and also to sell it separately as a standalone diagnostic imaging aid, subject to obtaining sufficient capital to complete development of these modalities. Before we can market these devices we would need to obtain FDA.

In June 2008, we entered into a strategic agreement with Axsun Technologies, Inc. (“Axsun”) whereby Axsun would develop and supply the OCT engine for our OCT System, based on their advanced and patented technology. Due to lack of funding, in April 2009 we defaulted on a payment due in terms of the development agreement and were formally advised in writing on March 17, 2010 of termination of the agreement. Axsun indicated that they were willing to discuss a future relationship once the company obtains sufficient capital to complete the development program and is in a position to enter into a new supply agreement.

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

Our S-1 filing for our stock registration was deemed effective on February 17, 2009.  In 2009 we moved our stock quotation from the Pink Sheets to the Bulletin Board and since then we have been a fully reporting company.

We defaulted in May 2009 and May 2010 on the interest payment due to noteholders on the 5% convertible note which was issued in 2007. In terms of the note, in the event of default the interest increased from 5% to 10%. Provision for the interest payable to December 31, 2010 amounting to $155,148 has been included in the financial statements.

As a result of the company’s failure to timely pay the interest, the convertible notes are in technical default.  Therefore, in 2009 the company has reclassified the debt to current liabilities. In an effort to reduce the liabilities of the company, on July 1, 2010 the company offered noteholders the opportunity to convert their notes to common stock at $0.05 per share including any and all outstanding interest that has been accrued from the original $0.15 conversion price.  In addition, the company offered to reset the exercise price of the warrants that were issued with the Notes to $0.075 from $0.25 and extend the warrants for a further three years from the original date of issue for all warrant holders. Through December 31, 2010, convertible notes of $1,942,000, including $386,687 of accrued interest was converted to 39,173,333 shares of common stock. The outstanding principal balance of unconverted notes as at December 31, 2010 is $459,500.

In June 2010, we announced that we had signed a Letter of Intent to merge with Perio-Imaging Inc., a company that was developing a complimentary dental imaging product for providing a patient periodontal profile.  Completion of the merger was subject to raising capital to implement the product development program of the merged companies.  The funding was not obtained and the merger was terminated after a 90 day period.

We have been and continue to seek for capital or a strategic partner to enable us to continue with the development of our OCT and NIR development program to move towards commercialization.  At this time we have no commitments to provide the company with needed capital.

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

Market Opportunity

We believe our OCT and NIR Systems, when developed, will enhance the diagnostic capability of dentists to detect early, later stage and hidden disease in oral tissue and will have a significant and positive impact on the practice of dentistry. We expect that the enhanced diagnostic ability of OCT and NIR will be welcomed by dentists and will help early diagnosis capabilities catch up with early stage dental disease treatment modalities.

Management’s market analysis indicates that there are approximately 140,000 practicing dentists in 100,000 offices and 380,000 treatment rooms, or chairs, in the United States and at least 100,000 offices in Europe, Japan and other first world countries with an estimated 200,000 treatment rooms. Based on the assumption that each office would purchase one OCT System, management estimates the world market at 200,000 OCT Systems.  The potential market for NIR is at least of equal size based on the assumption that each office would purchase at least one NIR System.

Management expects that initially early adopters will form the majority of purchasers but that once the benefits of the OCT and NIR diagnostic systems become evident, we believe that a larger part of the dental professional body will embrace these safe and effective modalities as they have significant advantages over currently available competing diagnostic devices for the detection of decay.

About OCT and NIR Technology

OCT is a new intraoral, laser-light based diagnostic imaging technology with an axial resolution of up to 10 times that of conventional x-ray. OCT was invented in the early 1990’s at the Massachusetts Institute of Technology (“MIT”) and has been commercialized by Carl Zeiss Meditec for ophthalmology over the last 10 years. LightLab Imaging is commercializing OCT for cardiovascular imaging.

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

We believe OCT enhanced diagnostic capability has significant benefits for the practice of dentistry by its ability to detect early, later and hidden oral diseases such as decay and periodontal disease.   Early detection of disease will enable non-invasive or minimally intervention treatment to be deployed using an expanding array of techniques to arrest and even reverse disease. Less invasive early stage treatment is less traumatic, less painful and potentially less costly for patients and results in a higher standard of care. More loyal patients result in more regular visits and increase the opportunity for other services, such as tooth bleaching and cosmetic procedures, to be delivered.

OCT images can be used chairside to visually demonstrate to patients the need for prescribed treatment. Intraoral cameras are extensively used to show the patient a surface view of a particular problem and OCT can reinforce the diagnosis and treatment plan with a subsurface view of tissue.  The OCT System provides an image that can be used for insurance reimbursements when claims are made for treatment of early stage decay, as this is not visible on traditional x-ray and there is currently no means of documenting the need for early stage treatment with an easily readable image.

NIR Technology was discovered and developed at the University of California (San Francisco) School of Dentistry by doctors Fried and Jones.  They discovered that at the same wavelength of light used by OCT, the tooth enamel becomes highly transparent and decay and defects become visible.  NIR differs from OCT in that OCT captures reflected light whereas NIR captures light that is transmitted through the tooth by using optics opposite or adjacent to the light source to capture and transmit the information to the camera in the handpiece for display on a chairside computer monitor. This modality is suitable for imaging between teeth and also the occlusal (biting surfaces) where an estimated 80% of decay occurs and which x-ray cannot image. NIR is synergistic with OCT in that it can be used for screening the teeth and then OCT can provide the dentist with more detailed information as to severity and depth of a lesion, in the areas of interest.

Our Products

 The OCT System

We plan to make the OCT System available in a self-contained cart configuration that can be moved between treatment rooms.   Development has been slowed down in 2009 due to lack of adequate capital. In early 2010 we ceased development due to lack of funds. If we can obtain the required capital to complete our OCT System, we will complete the Beta systems, generate the required data for FDA submission to obtain marketing clearance, and thereafter begin the transition to manufacturing and marketing.

We are undertaking development in 3 phases:

Phase 1 of the technology deployment commenced with development of the software to enable scanning, capture and storage of images. The first generation demonstration system for bench use was built and operated to expectations. A prototype of the hand-held scanner for operation in the mouth was also designed and built. The Phase 1 Alpha OCT System prototype demonstrated depth penetration and characterization of dental structures.

Phase 2 development is in process with major components of the System being redesigned to provide the high scanning speed required in the System, based on Axsun OCT engine. A significant amount of time and resources was spent in upgrading components to function with the specification of this advanced System as against the earlier time domain system that we initially intended developing. The objective in this phase, if sufficient capital can be found, is to build 5 Beta2 Systems for clinical use and experience prior to completing the final specification for the pre-production System. These Beta Systems will be used to provide the data needed to support the FDA submission and to obtain clinical feedback for the development of the pre-production System.  We have received 3 Beta1 OCT Engines from AXSUN and upon resumption of development a further 5 Beta2 Engines are due to be delivered.

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

A development facility was established in Pinellas Park, Florida under the direction of Mr. Doug Hamilton, VP Research and Development.  As development ceased by early 2010, the facility was closed in October 2010 and all the equipment and development components were placed in a storage facility in Tampa, Florida. In addition to Hamilton we employed a software programmer until February 2009 when the clinical software was completed.   We use specialized outside resources on a development and consulting basis to assist Mr. Hamilton in preparing the components for the OCT System.  A functional prototype of the digital board has been completed and a redesign and fabrication is necessary to produce a pre-production board to be used in the Beta2 Systems.

Upon completion of clinically usable Systems, estimated to be up to 12 months after obtaining funding, clinical data will be generated to support an FDA filing.  We anticipate obtaining FDA marketing clearance through a 510(k) filing as OCT has  previously been cleared for other biomedical applications.,

Our projected cost to complete Phase 2 and Phase 3 is $2 million and we anticipate that we can achieve this in an 18-24 month time frame from the time funding is available.

The NIR System

We can only commence development upon adequate funding being available.  We have identified a potentially suitable sensor technology which we believe can be deployed in the NIR System, however to achieve the product cost objective requires volume purchases.  We are currently reviewing with the vendor the price/volume sensitivity of this component to determine how a commercialization program could be effected. The first step will be to undertake a redesign and repacking of the camera to adapt to the handpiece we envisage for use in the dental application.  Development of the NIR System is expected to take up to 24 months at an estimated cost of $2.0 million.

Licenses and Patents

Under our exclusive agreement with Livermore we have rights to applications and methods, and to make, use and sell products, generally described as OCT, for use in the dental field incorporating technology covered by their respective patents. We licensed a portfolio of seven patents from Livermore. Our licenses from Livermore terminate upon expiration or abandonment of the patents. Livermore can terminate our licenses earlier if we materially breach the license agreement and fail to cure such breach. We paid Livermore an initial license fee of $175,000 and agreed to pay an annual royalty up to 6%.  Our minimum royalty payments are $20,000, $20,000, $20,000, $60,000, $100,000 and $250,000 for 2008, 2009, 2010, 2011, 2012 and from 2013 through expiration, respectively. We have paid the license fee due for 2008 and an amendment to the agreement requires us to pay the license fees for 2009 and 2010 by June 30, 2011. Our original license agreement with Livermore required a license fee payment with minimum royalties becoming payable in 2004. The development time took longer than anticipated due to the difficulty in obtaining an OCT engine that could scan at the desired speeds and at a cost that met our objectives. At the end of 2004, Livermore granted us a two-year moratorium on all payments to allow us to continue the commercialization process without undue pressure. By the end of the moratorium in October 2006, we had established a clear path forward and had raised a round of financing. In a meeting with Livermore in November 2006, it was mutually agreed to reset the royalty clock with minimum royalty payments to commence in 2008 instead of 2004, as originally intended. Consequently, the minimum royalty payments under the initial contract were forgiven and a new schedule to pay all other outstanding amounts was agreed upon. We have adhered to this schedule with amendments.

Patent Description	Patent No.	Date Issued/ Date of Expiration

Method for Detection of Dental Caries and Periodontal Disease Using Optical Imaging	5,570,182	October 29, 1996/ May 27, 2014

Dental Optical Coherence Domain Reflectometry Explorer	6,179,611	January 30, 2001/ May 19, 2019

Birefringence Insensitive Optical Coherence Domain Reflectometry System	6,385,358	May 7, 2002/ January 7, 2020

Optical Coherence Tomography Guided Dental Drill	6,419,484	July 16, 2002/ September 12, 2020

OCDR Guided Laser Ablation Device	6,451,009	September 17, 2002/ September 12, 2020

Patent Description	Patent No.	Date Issued/ Date of Expiration

Optical Fiber Head for Providing Lateral Viewing	6,466,713	October 15, 2002/ June 18, 2021

Optical Detection of Dental Disease Using Polarized Light	6,522,407	February 18, 2003/ March 18, 2022

Our license for LightLab’s portfolio of patents relating to methods for scanning biomedical tissue terminated in July 2010 and LightLab advised us that they did not wish to undertake any further licensing at that time. They indicated that they would review the status regarding licensing as and when we get closer to OCT commercialization. We will also undertake a patent review at the appropriate time to ascertain what licenses might be necessary to market our OCT product.

We also have licensed from the University of Florida Research Foundation, Inc. (“UFRF”) Patent No. 6,940,630, entitled “Vertical Displacement Device,” issued September 6, 2005 and expiring April 29, 2024. We have licensed this patent for use in connection with the micromirror component of our products. This license expires when the patent expires or is no longer enforceable. UFRF may terminate the license earlier if we materially breach the agreement and fail to cure the breach, if the first commercial sale of a product developed from the patent does not occur on or before July 31, 2011 (as amended) or if the payment of earned royalties, once begun, ceases for more than five calendar quarters. We paid UFRF an initial license fee of $1,000 and agreed to pay an annual royalty equal to $5.00 per unit. Our minimum royalty payments are $180, $630 and $1,485 for 2008, 2011 and from 2012 through expiration, respectively. We are also responsible for undertaking certain development activities to bring to market a product developed from the patent, and we must provide UFRF periodic written reports of our progress, which we have done.

We have entered into a license agreement with The Regents of the University of California for exclusive rights to the patent, if and when issued, for a patent-pending technology known as “Near-infrared Transillumination for the Imaging of Early Dental Decay”. The patent application is currently on appeal with the patent office. Under the license agreement, we are obligated to spend at least $50,000 developing this technology by December 31, 2011 (as amended).  We have spent at least this amount in designing and completing the software that would enable scanning, capture, manipulation and saving of the images generated by this modality. If a patent is issued, we anticipate that the earliest we would commence any development activity would be in fiscal 2011 subject to adequate funding being available. Under terms of the agreement, we paid a $10,000 non-refundable license fee with further milestone payments of $15,000 and $25,000 to be paid if and when the patent is issued and when FDA clearance is obtained, respectively. The license bears an annual royalty of 5% on net sales and is subject to minimum earned royalties being payable commencing in 2012, as amended. Minimum royalties in years 2012, 2013, 2014, and 2015 and thereafter are $10,000, $50,000, $100,000, $150,000, and $200,000, respectively.

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

Because our OCT and NIR Systems incorporate the use of lasers, our products will be regulated under the Radiation Control for Health and Safety Act administered by the Center for Devices and Radiological Health of the FDA. The law requires medical and non-medical laser manufacturers to file new product and annual reports and to maintain quality control, product testing and sales records, to incorporate certain design and operating features in lasers sold to end users under a performance standard, and to comply with labeling and certification requirements. Various warning labels must be affixed to the laser, depending on the class of the product under the performance standard.

Competition

In the field of dental diagnostic imaging, the x-ray has been the most dominant modality. The adoption of digital x-ray has increased steadily over the last 15 years, since its introduction, and we believe that almost 50% of dentists in the United States are currently using this modality. The dental x-ray unit is limited in that it only images hard tissue (teeth or bone) and cannot image soft tissue such as gums. In addition, the resolution is such that decay can only be detected at a much later stage when more invasive procedures are required, usually with a drill. Most importantly, the dental x-ray cannot image occlusal (biting surfaces), where an estimated 80% of decay occurs.

Over the last 10 years, numerous small handheld devices have been introduced into dentistry for the early detection of decay. The first of these devices, “DIAGNOdent” from KaVo Dental GmbH (“KaVo”), has been readily embraced by the market and uses light fluorescence to indicate the presence of decay by emitting an audible and visual reading. The device does not provide an image.  A similar device, ID Caries was introduced by Dentsply and also does not provide an image.  Other devices using fluorescence, impedance and electrothermal methods have been introduced but these devices have been characterized as needing to be used very carefully and can be subject to false/positive readings. We believe that our OCT and NIR modalities fill the diagnostic void in every respect by providing high-resolution, quantitative and qualitative, imaging of dental tissue and with an image that can be stored in the patient file for monitoring treatment.

We believe that our light-based modalities can meet the highly important diagnostic requirements for detection of early, later and hidden dental disease symptoms and structural defects. Additionally, the OCT System provides detailed images of both teeth and gums and the captured information can be displayed chairside on a monitor, printed, digitally stored in the patient’s file and transmitted electronically for consultation or insurance claims, if and when applicable.  While other devices are typically being sold in the $3,000 to $6,000 price range, which is much lower than the price we anticipate for OCT and NIR, respectively, we do not believe that they would provide the same level of diagnostic information and be able to obtain a reimbursement code.  We believe that based on previous representations to the American Dental Association Code Revision Committee that OCT and NIR would have a better possibility of obtaining reimbursement codes as they provide more detail than x-ray, are safe and provide an image for diagnostic and insurance claim purposes that is easily read and interpreted.

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

We expect the initial sales price to dentists to be approximately $30,000 for each OCT System and $38,000 for the combination OCT/NIR System, including all components packaged in a mobile cart with a computer and monitor. All Systems will undergo very stringent quality assurance testing as necessary for a medical device and also to meet the FDA Good Manufacturing Practices requirements. The NIR System would also be sold as a standalone device for use in each operatory as an adjunct to x-ray. Subject to obtaining funding, and obtaining FDA clearance, we anticipate being able to commence introduction of the OCT System into the dental market within an 18-24 month timeframe.  The NIR System, subject to successful development and obtaining FDA clearance, could also be ready for market introduction in the 18- 24 month timeframe after adequate development funding is obtained.

Research and Development

We have devoted substantially all of our operating resources towards research and development. Our research and development efforts to date have focused on developing the OCT System. Due to lack of funding our development of the OCT has slowed down in 2009 and we ceased development in February 2010.

Employees

We have three employees, all of whom are management. None of them received salaries or other compensation in 2010. To the best of our knowledge, we are in compliance with local prevailing wage, contractor licensing and insurance regulations. None of our employees is represented by any collective bargaining agreement, and our relationship with our employees is good. Upon funding, we may seek to hire two additional employees, an optical engineer and a technician, to help us complete the development and preparation of the OCT Systems for clinical use, although we may decide to retain independent contractors in lieu of additional employees.

Item 1A.	Risk Factors

Risks Related to Our Operating Results and Business

The likelihood of successfully implementing our business plan cannot be predicted from our limited operating history.

We have incurred losses since inception, and our accumulated deficit is approximately $10.41 million. We have not generated any revenue from the sale of our products to date. Therefore, there is limited historical basis on which to determine whether we will be successful in implementing our business plan. We expect that our annual operating losses will increase over the next few years as we expand our research, development and commercialization efforts. To become profitable, we must successfully develop and obtain regulatory approval for the OCT and NIR imaging Systems and effectively manufacture market and sell the products we develop. Accordingly, we may never generate significant revenues, and even if we do generate significant revenues, we may never achieve profitability.

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

To obtain required government approvals, our technology must be shown to be efficacious and safe for use in humans. Our current and future technology for human application are subject to stringent government regulation in the United States by the FDA under the FDCA. The FDA regulates the preclinical and clinical testing, manufacture, safety, labeling, sale, distribution and promotion of medical devices. Included among these regulations are compliance with establishment registration and medical device listing, good manufacturing practices (or “GMP”) labeling, and promotional requirements.

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

Our OCT System is in Phase 2 and 3 development, with Systems expected to be deployed for clinical testing 6 months after the next round of funding, if it can be obtained.  Although we now intend to commercially introduce our OCT System to the dental market in the second half of 2013, subject to adequate funding being available, the timing of the commercial availability of our products is subject to a number of uncertainties. For example, our products cannot be marketed until cleared by the FDA. To date, we have not applied for or received marketing approval for any product from the FDA, but we plan to submit pre-market notification application with the FDA within approximately 6 months after completion of the Systems. In addition, we may experience unexpected delays in product development. For example, we had initially expected to deploy the OCT System in August 2008, but the vendor developing the optics components for the Systems has experienced delays. In addition, we have had to redesign and perform another round of fabrication of certain components of the System. The development and commercialization of new dental imaging products are highly uncertain and subject to a number of significant risks. Potential products that appear to be promising at early stages of development may not reach the market for a number of reasons. Such reasons include the possibilities that the devices will fail to receive necessary regulatory approvals, be difficult to manufacture on a commercial scale, be uneconomical, fail to achieve market acceptance or be precluded from commercialization by proprietary rights of third parties. No assurance can be given that development of our OCT System will be successfully completed, that clinical trials will generate anticipated results or will commence or be completed as planned, that required regulatory approvals will be obtained on a timely basis, if at all, or that any products for which approval is obtained will be commercially successful. If our OCT System is not successfully developed, required regulatory approvals are not obtained, or products for which approvals are obtained are not commercially successful, our business, financial condition and results of operations would be materially adversely affected. The same risks apply for the development of the NIR System.

The application rights and technology underlying our OCT and NIR System are being developed under license from third parties. The termination of any of our licenses likely would have a material adverse effect on our ability to commercialize our products.

Our OCT System is based upon technology that we are licensing from Lawrence Livermore National Laboratory and LightLab Imaging, LLC.  The LightLab license was terminated in July 2010 and a patent review at a time closer to OCT commercialization might show the need to renew the license with LightLab and there is no guarantee that LightLab will grant a patent if it is required to market our OCT product without possible litigation.  Our OCT engine is based on technology and product embodied in a development and supply agreement with Axsun Technologies.  This agreement was terminated in 2010 and Axsun have indicated a willingness to enter into a new agreement when we are in a position to do so, which is when sufficient capital is obtained to complete development of our OCT system. Our NIR System is based on a license we have with the Regents of The University of California and for which patent is still pending. If any of these licenses were to be terminated by the other party, under most circumstances we would lose our rights to develop, manufacture, market and sell any products based on the technology underlying the terminated license and agreement. Such a termination would likely require us to seek alternative technology, if available, which could impede or prevent delivery of our product; be time-consuming and expensive; divert attention away from our daily business; and possibly require us to pay significantly greater royalties and licensing fees.

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

Although our common stock is quoted on the OTC:PK under the symbol “LLSR” there is a limited active trading market for our common stock and such a market may not develop or be sustained. We cannot assure you that an active public market will materialize as we are a development stage company and do not have revenue or profit. Furthermore, the OTC Bulletin Board is not a listing service or exchange, but is instead a dealer quotation service for subscribing members.

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

Furthermore, for companies whose securities are quoted on the OTC:PK, it is more difficult (1) to obtain accurate quotations, (2) to obtain coverage for significant news events because major wire services generally do not publish press releases about such companies, and (3) to obtain needed capital.

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

We have issued a total of 151,561,435 shares of which 90,913,435 are free trading or eligible to become free trading. This far exceeds the average daily trading volume for our common stock of approximately 26,470 shares. As a result of this imbalance, the sale or attempted sale of those formerly-restricted shares into the market can be expected to have a significant adverse effect on the market price of our common stock. This imbalance could also exacerbate volatility in the market price for our common stock – an increase in the market price could trigger an increased volume of sales or attempted sales, which could flood the market and cause the market price to decrease, resulting in price volatility.

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

As of December 31, 2010, our directors and executive officers beneficially owned 60,648,000 shares, or approximately 43.4%, of our outstanding common stock in the aggregate. Because of the large percentage of stock held by our directors and executive officers, these persons could influence the outcome of any matter submitted to a vote of our stockholders. This concentration of ownership may have the effect of:

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

Our audited financial statements for the years ended December 31, 2010, December 31, 2009, and December 31, 2008 have been prepared under the assumption that we will continue as a going concern. Our independent registered public accounting firm has issued their reports dated April 12, 2011, in connection with the audit of our financial statements for the year ended December 31, 2010 and December 31, 2009 that included an explanatory paragraph describing the existence of conditions that raise substantial doubt about our ability to continue as a going concern due to our having sustained operating losses and capital deficits from operations. The fact that we have received this “going concern opinion” from our independent registered public accounting firm will likely make it more difficult for us to raise capital on favorable terms and could hinder, to some extent, our operations. Additionally, if we are not able to continue as a going concern, it is likely that stockholders will lose all of their investment. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Item 2.	Properties

We leased approximately 720 square feet of office space for our research and development activities at 8100 Park Boulevard, Pinellas Park, Florida pursuant to a month-to-month lease. Our lease for this space provided for rent of $695 per month. This lease was terminated at the end of October 2010 as the OCT development program had ceased due to lack of capital. Our Denville, New Jersey office is also the home of Dr. Gimbel, a director and our Executive Vice-President of Clinical Affairs. We do not have any formal agreement with Dr. Gimbel regarding the use of this address, and we pay no rent.

Item 3.	Legal Proceedings

None

Item 4.	Submission of Matters to a Vote of Securities Holders

No matters were submitted to a vote of stockholders during the fourth quarter of 2009.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock has been quoted on the Pink Sheets under the symbol “LLSR” from October 26, 2006 to November2009 when it commenced quotation on the OTC Bulletin Board.

The following table sets forth the high and low closing bid quotations for our common stock for each calendar quarter since January1, 2009, as reported by the Pink Sheets and the OTC Bulletin Board. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not reflect actual transactions.

	Bid Price Per Share
	High	Low
2009
January 1 through March 31	$0.14	$0.05
April 1 through June 30	$0.37	$0.07
July 1 through September 30	$0.09	$0.02
October 1 through December 31	$0.11	$0.03
2010
January 4 through March 31	$0.105	$0.034
April 1 through June 30	$0.045	$0.0102
July 1 through September 30	$0.0425	$0.0115
October 1 through December 31	$0.0225	$0.0036

Number of Stockholders

As of March18, 2011 there were approximately 153 holders of record of our common stock and 146 beneficial owners of our common stock.

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

The information set forth and discussed in this Management’s Discussion and Analysis is derived from our financial statements and the related notes.  You should read the following discussion of our financial condition and results of operations together with the audited financial statements and the notes thereto included in this Annual Report on Form 10-K for the year ended December 31, 2010. This discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results may differ materially from those anticipated in these forward-looking statements, including those set forth in this Annual Report on Form 10-K.

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

In an effort to reduce the liabilities of the Company, on July 1, 2010 the Company offered noteholders the opportunity to convert their Notes to common stock at $0.05 per share including any and all outstanding interest that has been accrued from the original $0.15 conversion price.  In addition, the Company offered to reset the exercise price of the warrants that were issued with the Notes to $0.075 from $0.25 and extend the warrants for a further three years from the original date of issue for all warrant holders. Through December 31, 2010, convertible notes of $1,942,000, including $386,687 of accrued interest, was converted to 39,173,333 shares of common stock.

We were formed to commercialize the application of novel technologies in the dental industry.  Our first product we are developing and plan to market, subject to FDA clearance being obtained, is our OCT System for dental diagnostic imaging.  We have the exclusive rights to OCT for certain applications in the dental field as defined in our license agreement with Lawrence Livermore National Laboratories (“Livermore”). We also have an exclusive license with University of Florida for a patented technology relating to the probe scanner which we intend deploying in the OCT System.  In July 2008 we signed an exclusive agreement with The Regents of California for a patent pending technology called “Near-infrared Transillumination for the Detection of Tooth Decay” or NIR.  This technology is synergistic with OCT as both modalities use the same light source and we expect to integrate it into the OCT System in the form of a chairside platform and sell it separately as a standalone imaging aid.  Research has shown the potential of the NIR and full development will commence upon the issue of the patent and adequate financial resources being available. Our development of the OCT System has taken place over the last five years with the objective of designing and building a System for dentistry that would meet two specific criteria: (1) sufficient resolution to enable the evaluation of oral tissue for the early detection of oral diseases; and (2) that the System would retail for approximately $30,000, making it accessible to almost all dentists for chairside use.

In Phase 1 development, we demonstrated that our System design provided adequate resolution for imaging oral structures. We are currently in Phase 2 and Phase 3 development with the objective of building 5 OCT Beta Systems for deployment in clinical use to generate feedback on the user interface and to provide data to support the FDA 510(k) application. We commenced Phase 3, the final pre-production phase, in June 2008 with industrial design, validation of the OCT System and FDA documentation and market introduction is targeted for the first quarter of 2013, subject to sufficient capital to complete development and commercialization being obtained..

Although we initially believed that the proceeds of our September 2006 and May 2007 private placements would be sufficient to support our Phase 2 and Phase 3 development plan, it has taken longer than we planned and cost more than we had forecast to complete development of our OCT System. We had anticipated that the development of the System would be completed by the fourth quarter of 2009, when transition to manufacturing will commence with product scheduled to be shipped in the first quarter of 2010.  However, we are unable to meet this timetable as our development program has been hampered by lack of funding.  In order to complete the Beta systems we need to redesign and fabricate two components of the System.  We are currently engaged in seeking funding and currently have no commitments for additional funding. We anticipate that from the time we obtain adequate we would be able to introduce the OCT System to dental market in an 18-24 month timeframe and subject to obtaining FDA clearance for marketing. We plan to outsource the manufacturing of the OCT System.

Fiscal Year Ended December 31, 2010 and 2009

Total Operating Revenues

We recognized $0 in revenue during the years ended December 31, 2010 and 2009. Revenues are anticipated to commence 24 months after financing is obtained to complete the OCT product development. Generation of sales can only commence upon FDA 510(k) clearance.

Total Operating Expenses

Total operating expenses for the year ended December 31, 2010 were $156,409 compared to $647,004 for the same period in 2009. This represented a decrease of $490,595, or 76%, primarily due to the reduced amount spent on research and development of $20,037 in 2010 compared to $173,116 in 2009.   The remaining decrease is attributable to the decrease in wages and related expenses from $200,000 in 2009 to $0 in 2010 as management did not have a management contract and did not receive any compensation in 2010. Other general and administrative expenses decreased from $162,462 in 2009 to $36,955 in 2010 due to the low level of activity due to lack of capital.

In June 2008, we initiated legal proceedings against two public relations consultants to recover the stock as a result of nonperformance. In October 2008, we settled the dispute, and the consultants agreed to return half of the stock they had received.  The stock, amounting to 3,000,000 shares, was returned to treasury in 2009 and cancelled.

We depreciate fixed assets. This resulted in an expense of $22,481 and $24,056 for the years ended December 31, 2010 and 2009, respectively. We determine the fair value of the undiscounted cash flows annually and sooner if circumstances change and determination is required, to value any impairment on our intangible assets and long-lived assets. As of December 31, 2010 and December 31, 2009, we determined there was no impairment charge.

Other Income (Expense)

Amortization of debt issuance costs of $30,618 for the year ended December 31, 2010 compares to $94,625 for the same period in 2009. The loss on investment of $81,332 relates to our share of the loss in the joint venture HyGeniLase, Inc., a development stage company. The difference in the interest expense - debt discount amounting to $125,729 and $344,585 in the years ended December 31, 2010 and 2009, respectively, relates to the 5% Senior Convertible Notes that were issued in May 2007. Interest expense, net of interest income, of $308,641 is the amount of interest payable on the notes for the year ended December 31, 2010 compared to interest of $208,123.  This increase is due to the increase in the interest rate payable from 5% to 10% as we defaulted by not having sufficient funds to pay the interest when interest payments were due.

Net Income (Loss)

We reported a net (loss) from operations of $(156,409) for the year ended December 31, 2010 versus $(647,004) for the year ended December 31, 2009. The decrease in the net loss is attributable to the decrease in total operating expenses, discussed above.

Provision for Income Taxes

There was no provision for income taxes for the year ended December, 2010 and 2009. There was no provision due to the carry forward of approximately $10,407,450 of net operating losses as of December 31, 2010 that we reserved in valuation allowances against this deferred tax asset.

Liquidity and Capital Resources

During the year ended, 2010, the balance in cash and cash equivalents increased by $9,382 from $0, representing a net increase of  $9,382 for the period, compared to a net decrease in cash and cash equivalents of $0 during the year ended December 31, 2009. The increase of $9,382 is reflective of cash used in operating activities of $65,450, includes a reduction in accounts payable and accrued expenses of $264,313, a decrease in prepaid expenses of $35,566 as well as adjustments to the net loss for non-cash interest expense relating to the debt discount amortization and beneficial conversion feature of $125,729. The Company also had cash provided for financing activities for the year ended December 31, 2010 in the amount of $74,832, from the proceeds of a $50,000 convertible loan and from the related party loans made by the principals in 2010 in the amount of $30,000.

As of December 31, 2010, we had current assets of $9,382 consisting of cash.

As of December 31, 2010, we had $2,183,754 in current liabilities, consisting of accrued interest payable on the 5% convertible note of $155,148; accounts payable of $438,946; the balance outstanding on the convertible 5% note payable which was reclassified from a long term liability to a current liability due to default in the second interest payment, amounting to $489,118; notes payable to management amounting to $1,100,542 for loans to provide the company with working capital.

We had a working capital deficit of $2,174,372 as of December 31, 2010.

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

Fair Value of Financial Instruments (other than Derivative Financial Instruments)

The carrying amounts reported in our consolidated balance sheets for cash and cash equivalents and accounts payable approximate fair value because of the immediate or short-term maturity of these financial instruments. For the notes payable, the carrying amount reported is based upon the incremental borrowing rates otherwise available to us for similar borrowings.

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

Uncertainty in Income Taxes

Under ASC 740-10-25 recognition and measurement of uncertain income tax positions is required using a “more-likely-than-not” approach.  We evaluate our tax positions on an annual basis and have determined that as of December 31, 2010 no additional accrual for income taxes is necessary.

Advertising Costs

We expense the costs associated with advertising as incurred. Advertising expenses for the years ended December 31, 2010 and the years ended December 31, 2009 are included in professional, consulting and marketing fees in the consolidated statements of operations.

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

LANTIS LASER INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2010 AND 2009

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page(s)

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS	2

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	3

CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 2010 AND 2009	4

CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009 WITH CUMULATIVE TOTALS SINCE JANUARY 14, 1998 (INCEPTION)	5

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE PERIOD JANUARY 14, 1998 (INCEPTION) THROUGH DECEMBER 31, 2010	6

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009 WITH CUMULATIVE TOTALS SINCE JANUARY 14, 1998 (INCEPTION)	7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2010 AND 2009.	F-8-F-29

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Lantis Laser Inc.
Denville, NJ

We have audited the accompanying consolidated balance sheets of Lantis Laser Inc. (the “Company”) as of December 31, 2010 and 2009 and the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for the years ended December 31, 2010 and 2009 with cumulative totals since the Company’s inception.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lantis Laser Inc. as of December 31, 2010 and 2009, and the results of its consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for the years ended December 31, 2010 and 2009, with cumulative totals since January 14, 1998, the commencement of the development stage in conformity with U.S. generally accepted accounting principles.

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

/s/ KBL, LLP
New York, NY
April 12, 2011

LANTIS LASER INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2010 AND 2009

	DECEMBER 31,	DECEMBER 31,
	2010	2009
ASSETS
Current Assets:
Cash and cash equivalents	$9,382	$-
Prepaid expenses and other current assets	-	35,566

Total Current Assets	9,382	35,566

Fixed assets, net of depreciation	24,590	47,071

Other Assets:
Debt issuance costs, net of amortization	-	30,618

Total Other Assets	-	30,618

TOTAL ASSETS	$33,972	$113,255

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

LIABILITIES
Current Liabilities:
Accrued interest - convertible notes	$155,148	$287,530
Accounts payable and accrued expenses	438,946	383,118
Related party payable	1,100,542	1,064,292
Convertible notes payable, net of discount and beneficial conversion feature	489,118	2,291,594

Total Current Liabilities	2,183,754	4,026,534

Total Liabilities	2,183,754	4,026,534

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $.001 Par Value; 10,000,000 shares authorized and 0 shares issued and outstanding	-	-
Common stock, $.001 Par Value; 990,000,000 shares authorized and 139,874,905 and 100,118,238 shares issued and outstanding	139,874	100,201
Additional paid-in capital	6,949,807	4,604,586
Additional paid-in capital - warrants	1,167,987	1,167,987
Deficits accumulated during the development stage	(10,407,450)	(9,786,053)

Total Stockholders’ Equity (Deficit)	(2,149,782)	(3,913,279)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$33,972	$113,255

The accompanying notes are an integral part of the consolidated financial statements

LANTIS LASER INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
WITH CUMULATIVE TOTALS SINCE JANUARY 14, 1998 (INCEPTION)

			CUMULATIVE
			TOTALS SINCE
	YEARS ENDED		INCEPTION
	DECEMBER 31,		JANUARY 14,
	2010	2009	1998

OPERATING REVENUES
Sales	$-	$-	$-

OPERATING EXPENSES

Research and development	20,037	173,116	2,129,906
Wages and wage related expenses	-	200,000	979,981
Professional, consulting and marketing fees	76,936	88,945	4,433,937
Other general and administrative expenses	36,955	162,462	577,674
Depreciation	22,481	22,481	113,729
Total Operating Expenses	156,409	647,004	8,235,227

LOSS BEFORE OTHER INCOME (EXPENSE)	(156,409)	(647,004)	(8,235,227)

Amortization of debt issuance costs	(30,618)	(94,625)	(287,571)
Loss in investment under equity method	-	(81,332)	(167,664)
Interest expense - debt discount	(125,729)	(344,585)	(1,017,246)
Interest income (expense), net	(308,641)	(208,123)	(699,742)
Total Other Income (expense)	(464,988)	(728,665)	(2,172,223)

NET LOSS BEFORE PROVISION FOR INCOME TAXES	(621,397)	(1,375,669)	(10,407,450)
Provision for Income Taxes	-	-	-

NET LOSS APPLICABLE TO COMMON SHARES	$(621,397)	$(1,375,669)	$(10,407,450)

NET LOSS PER BASIC AND DILUTED SHARES	(0.01)	(0.01)	(0.27)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	108,351,161	99,122,394	39,250,166

The accompanying notes are an integral part of the consolidated financial statements

LANTIS LASER INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2010
WITH CUMULATIVE TOTALS SINCE JANUARY 14, 1998 (INCEPTION)

							Deficits
						Additional	Accumulated
					Additional	Paid-in	During the
	Preferred Stock		Common Stock		Paid-in	Capital-	Development
	Shares	Amount	Shares	Amount	Capital	Warrants	Stage	Total

Balance - January 14, 1998	-	$-	-	$-	$-	$-	$-	$-

Shares issued to founders	-	-	200	200	87	-	-	287

Net loss for the period January 14, 1998 through December 31, 2003	-	-	-	-	-	-	(408,404)	(408,404)

Balance January 1, 2004	-	-	200	200	87	-	(408,404)	(408,117)

Shares issued in reverse merger	-	-	81,788,563	81,589	(81,876)	-	-	(287)

Shares issued in conversion of notes	-	-	3,211,250	3,211	256,318	-	-	259,529

Net loss for the year	-	-				-	(251,734)	(251,734)

Balance December 31, 2004	-	-	85,000,013	85,000	174,529	-	(660,138)	(400,609)

Net loss for the year	-	-	-	-	-	-	(347,397)	(347,397)

Balance December 31, 2005	-	-	85,000,013	85,000	174,529	-	(1,007,535)	(748,006)

Shares and warrants issued in private placement, net of placement fees	-	-	5,850,000	5,850	307,507	208,143	-	521,500

Shares issued for services rendered	-	-	1,500,000	1,500	148,500	-	-	150,000

Warrants issued to former noteholders	-	-	-	-	-	159,610	-	159,610

Warrants issued to consultant in private placement	-	-	-	-	-	17,769	-	17,769

Adjust fair value of warrants issued in private placement	-	-	-	-	-	114,930	-	-

Royalty fees forgiven by Lawrence
Livermore	-	-	-	-	380,000	-	-	380,000

Net loss for the year ended December 31, 2006 as previously reported	-	-	-	-	-	-	(771,352)	(771,352)

Prior period adjustment - correction of an error see Note 10	-	-	-	-	-	(114,930)	114,930	-

Net loss for the year ended December 31, 2006 as restated	-	-	-	-	-	-	(656,422)	(656,422)

Balance December 31, 2006	-	-	92,350,013	92,350	1,010,536	385,522	(1,663,957)	(175,549)

Warrants issued to placement agent	-	-	-	-	-	292,518	-	292,518

Warrants issued to convertible noteholders	-	-	-	-	-	513,132	-	513,132

Beneficial conversion feature on convertible notes	-	-	-	-	505,300	-	-	505,300

Shares issued for services rendered (including prepaid services)	-	-	6,460,000	6,460	2,528,090	-	-	2,534,550

Exercise of warrants	-	-	163,375	163	40,584	(16,241)	-	24,506

Net loss for the year ended December 31, 2007	-	-	-	-	-	-	(2,174,069)	(2,174,069)

Balance December 31, 2007	-	-	98,973,388	98,973	4,084,510	1,174,931	(3,838,026)	1,520,388

Exercise of warrants	-	-	69,850	70	17,352	(6,944)	-	10,478

Shares issued for services rendered (including prepaid services)	-	-	1,075,000	1,075	228,425	-	-	229,500

Net loss for the year ended December 31, 2008	-	-	-	-	-	-	(4,572,358)	(4,572,358)

Balance December 31, 2008	-	-	100,118,238	100,118	4,330,287	1,167,987	(8,410,384)	(2,811,992)

Exercise of warrants	-	-	-	-	-	-	-	-

Shares returned to treasury and retired			(3,000,000)	(3,000)	3,000	-	-	-

Shares issued upon conversion from note payable			833,334	833	111,049	-	-	111,882

Shares issued for services rendered (including prepaid services)	-	-	2,250,000	2,250	160,250	-	-	162,500

Net loss for the year ended December 31, 2009	-	-	-	-	-	-	(1,375,669)	(1,375,669)

Balance December 31, 2009	-	$-	$100,201,572	$100,201	$4,604,586	$1,167,987	$(9,786,053)	$(3,913,279)

Shares issued for services rendered (including prepaid services)	-	-	500,000	500	19,500	-	-	20,000

Shares issued upon conversion from note payable	-	-	39,173,333	39,173	2,289,514	-	-	2,328,687

Beneficial conversion feature on convertible notes	-	-	-	-	36,207	-	-	36,207

Net loss for the year ended December 31, 2010	-	-	-	-	-	-	(621,397)	(621,397)

Balance December 31, 2010	$-	$-	$139,874,905	$139,874	$6,949,807	$1,167,987	$(10,407,450)	$(2,149,782)

The accompanying notes are an integral part of the consolidated financial statements

LANTIS LASER INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
WITH CUMULATIVE TOTALS SINCE JANUARY 14, 1998 (INCEPTION)

			CUMULATIVE
	YEARS ENDED		TOTALS SINCE
	DECEMBER 31,		INCEPTION
	2010	2009	JANUARY 14, 1998

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(621,397)	$(1,375,669)	$(10,407,450)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	22,481	22,481	113,729
Amortization of debt issuance costs	30,618	94,625	287,571
Interest expense - debt discount	55,389	173,648	504,606
Interest expense - beneficial conversion feature	70,340	170,938	512,641
Loss on investment under equity method	-	81,332	167,664
License fees payable for research and development	-	-	605,000
Warrants issued to former noteholders and consultants	-	-	469,897
Common stock issued for consulting services	20,000	150,000	879,050

Changes in assets and liabilities
Decrease (increase) in prepaid expenses	35,566	(30,566)	2,205,000
Increase (decrease) in accounts payable and and accrued expenses	60,999	325,312	1,564,782
Accrued interest on convertible notes	260,554	205,581	465,789
Total adjustments	555,947	1,193,351	7,775,729

Net cash used in operating activities	(65,450)	(182,318)	(2,631,721)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of fixed assets	-	-	(138,319)
Investment under equity method	-	-	(167,664)

Net cash used in investing activities	-	-	(305,983)

CASH FLOWS FROM FINANCING ACTIVITES
Proceeds from notes payable	-	-	197,000
Proceeds from exercise of warrants	-	-	34,984
Increase (decrease) in bank overdraft	(5,168)	5,168	-
Proceeds from convertible notes and warrants, net of debt issuance costs	50,000	-	2,284,310
Payments of license fee payable	-	-	(225,000)
Proceeds from private placement, net of fees	-	-	521,500
Proceeds (payments) from related parties	30,000	104,292	134,292

Net cash provided by financing activities	74,832	109,460	2,947,086

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	9,382	(72,858)	9,382

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	-	72,858	-

CASH AND CASH EQUIVALENTS - END OF PERIOD	$9,382	$-	$9,382

CASH PAID DURING THE YEAR FOR:
Income taxes	$-	$-	$-
Interest expense	$-	$79,900	$93,517

SUPPLEMENTAL NONCASH INFORMATION:

Conversion of notes and interest for common stock, net of discounts and issuance costs	$2,364,894	$111,882	$2,736,305
Conversion of license fee payable into capital	$-	$-	$380,000
Common stock issued for consulting services	$20,000	$150,000	$879,050
Warrants issued to former noteholders and consultants	$-	$-	$469,897
Common stock issued for prepaid expenses	$-	$-	$2,205,000
Conversion of accrued expenses for note payable-related parties	$-	$960,000	$960,000

The accompanying notes are an integral part of the consolidated financial statements

LANTIS LASER INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

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

In an effort to reduce the liabilities of the Company, on July 1, 2010 the Company offered noteholders the opportunity to convert their Notes to common stock at $0.05 per share including any and all outstanding interest that has been accrued from the original $0.15 conversion price.  In addition, the Company offered to reset the exercise price of the warrants that were issued with the Notes to $0.075 from $0.25 and extend the warrants for a further three years from the original date of issue for all warrant holders. Through December 31, 2010, convertible notes of $1,942,000, including $386,687 of accrued interest was converted to 39,173,333 shares of common stock.

LANTIS LASER INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

NOTE 1 -	ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

The Company determined that there was no material modification to the debt instrument under ASC 470-50-40, as the embedded conversion option immediately before and after the modification of the debt instrument was under the 10% threshold.

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
DECEMBER 31, 2010 AND 2009

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

Going Concern

As shown in the accompanying consolidated financial statements the Company has incurred recurring losses of $621,397 and $1,375,669 for the years ended December 31, 2010 and 2009 respectively, and has incurred a cumulative loss of $10,407,450 since inception (January 14, 1998).  The Company has a working capital deficit in the amount of $2,174,372 as of December 31, 2010.  The Company is currently in the development stage and has been spending a majority of their time in the development of the OCT technology for which they currently hold exclusive and non-exclusive licenses of the patents for.

There is no guarantee that the Company will be able to raise enough capital or generate revenues to sustain its operations.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period.

Management believes that the Company’s capital requirements will depend on many factors.  These factors include the final phase of development being successful as well as product implementation and distribution first nationally, then internationally.  The Company entered into a convertible promissory note for $50,000 in August 2010 and in the debt offering completed in 2007, the noteholders have started the conversion of these notes, on amended and agreed terms and converted $1,942,000 through December 31, 2010. The Company still hopes to complete development of their technology. They have amended certain license agreements in July and December 2010 and extended the dates as to which minimum royalty payments are due.

LANTIS LASER INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

NOTE 1 -	ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

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

LANTIS LASER INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

NOTE 2 -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Accounts Receivable

The Company when it will conduct business it will extend credit based on an evaluation of the customers’ financial condition, generally without requiring collateral.  Exposure to losses on receivables is expected to vary by customer due to the financial condition of each customer.  The Company monitors exposure to credit losses and maintains allowances for anticipated losses considered necessary under the circumstances.  The Company has not recorded any receivables, and therefore no allowance for doubtful accounts at December 31, 2010 and 2009, respectively.

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

Uncertainty in Income Taxes

Under ASC 740-10-25 recognition and measurement of uncertain income tax positions is required using a “more-likely-than-not” approach.  Management evaluates their tax positions on an annual basis and has determined that as of December 31, 2010 no additional accrual for income taxes is necessary.

LANTIS LASER INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

NOTE 2 -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Advertising Costs

The Company expenses the costs associated with advertising as incurred.  Advertising expenses for the years ended December 31, 2010 and 2009 are included in professional, consulting and marketing fees in the consolidated statements of operations.

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
DECEMBER 31, 2010 AND 2009

NOTE 2 -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(Loss) Per Share of Common Stock (continued)

The following is a reconciliation of the computation for basic and diluted EPS:
			Cumulative
			Totals since
	December 31,	December 31,	January 14, 1998
	2010	2009	(Inception)
Net loss	$(621,397)	$(1,375,669)	$(10,407,450)

Weighted-average common shares Outstanding (Basic)	108,351,161	99,122,394	39,250,166
Weighted-average common stock Equivalents
Convertible Notes	10,190,000	16,009,999	10,190,000
Stock options	-	-	-
Warrants	14,486,066	14,486,066	14,486,066

Weighted-average commons shares Outstanding (Diluted)	133,027,227	129,618,459	63,926,232

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
DECEMBER 31, 2010 AND 2009

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

Segment Information

The Company follows the provisions of ASC 280-10, "Disclosures about Segments of an Enterprise and Related Information”.  This standard requires that companies disclose operating segments based on the manner in which management disaggregates the Company in making internal operating decisions.  The Company only operates in one reporting segment as of December 31, 2010 and for the years ended December 31, 2010 and 2009.

Debt Issuance Costs

Debt issuance costs relate to the fees paid in connection with the Convertible Notes.  These fees are being amortized over the life of the Convertible Notes which is three years.  Should the notes be converted prior to the maturity date of three years, then the debt issuance costs will be amortized sooner.  The Company amortized $30,618 and $94,625 for the years ended December 31, 2010 and 2009, respectively.

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
DECEMBER 31, 2010 AND 2009

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
DECEMBER 31, 2010 AND 2009

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
DECEMBER 31, 2010 AND 2009

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

LANTIS LASER INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

NOTE 3 -	FIXED ASSETS

Fixed assets as of December 31, 2010 and 2009 were as follows:
	Estimated
	Useful Lives	December 31,	December 31
	(Years)	2010	2009

Computer and medical equipment	5	$126,319	$126,319
Software	3	12,000	12,000
		138,319	138,319
Less: accumulated depreciation		(113,729)	(91,294)
Fixed assets, net		$24,590	$47,071

There was $22,481 and $22,481 charged to operations for depreciation expense for the years ended December 31, 2010 and 2009, respectively.

NOTE 4 -	CONVERTIBLE NOTES

In April and May 2007, the Company issued 5% Senior Convertible 3 Year Notes to investors in the amount of $2,526,500, which equaled the gross proceeds raised by the Company (the “Convertible Notes”).  The Convertible Notes are convertible to shares of the Company’s common stock anytime in the three-year period at a fixed conversion price of $.15.  The Convertible Notes will convert into 16,843,333 shares of the Company’s common stock.  In May 2009, convertible notes of $125,000 were converted, at a fixed conversion rate of $.15 per share, into 833,334 shares of common stock.  This conversion reduced the outstanding principal to a balance of $2,401,500. In an effort to reduce the liabilities of the Company, on July 1, 2010 the Company offered noteholders the opportunity to convert their Notes to common stock at $0.05 per share including any and all outstanding interest that has been accrued from the original $0.15 conversion price.  In addition, the Company offered to reset the exercise price of the warrants that were issued with the Notes to $0.075 from $0.25 and extend the warrants for a further three years from the original date of issue for all warrant holders. Approximately 90% of noteholders have agreed to accept the terms of the conversion. Through December 31, 2010, convertible notes of $1,942,000 were converted at a fixed conversion rate of $0.05 per share, into 39,173,333 shares of common stock.  This conversion reduced the outstanding principal balance to a balance of $459,500.  The Company determined that there was no material modification to the debt instrument under ASC 47-50-40, as the embedded conversion option immediately before and after the modification of the debt instrument was under the 10% threshold.

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
DECEMBER 31, 2010 AND 2009

NOTE 4 -	CONVERTIBLE NOTES (CONTINUED)

The debt discount of $1,018,432 was amortized using the effective interest method over the life of the Convertible Notes of three years.  As part of the transaction, the Company incurred $292,190 of debt issuance costs.

Interest expense on the Convertible Notes for the years ended December 31, 2010 and 2009 was $252,650 and $205,581, respectively and $153,493 is accrued at December 31, 2010.  A total of $386,687 of accrued interest was converted into common stock at the time of the note conversions in 2010. Interest expense on the debt discount was $55,389 and $173,648 for the years ended December 31, 2010 and 2009, respectively, and amortization of the discount on the beneficial conversion feature was $70,340 and $170,938, respectively for the years ended December 31, 2010 and 2009.

As a result of the Company’s failure to timely pay the interest in May 2009, the convertible notes are in technical default.  Therefore, the Company has reclassified the debt to current liabilities.  The summary of the Convertible Notes is as follows at December 31, 2010:

$459,500 Convertible Debenture at 10% interest per annum due on demand	$459,500

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
Interest expense on the Convertible Note for the year ended December 31, 2010 and 2009 was $1,655 and $0, respectively and $1,655 is accrued at December 30, 2010.

$50,000 Convertible Debenture at 8% interest per annum due May 5, 2011	$29,618

NOTE 5 -	RELATED PARTY LOANS

The Company has unsecured loans with two of its directors.  There was $140,542 outstanding as of December 31, 2010.  These loans were made to fund the Company with working capital during the development stage.  The loans are accruing interest at a rate of 5% per annum.  Interest expense during the years ended December 31, 2010 and 2009 was $6,336 and $2,542, respectively and $8,792 is accrued at December 31, 2010.

The Company has entered into employment agreements with its two senior officers through December 31, 2009.  The agreements obligated the Company to pay these officers $200,000 per year through December 31, 2009.  Total commitment for the Company is $960,000 through December 31, 2009.  The amount owed to these officers, through December 31, 2009, will be paid in the form of a three-year convertible note bearing interest at 5% per annum, convertible into shares of common stock at a conversion price equal to the average bid price for 10 days prior to conversion.  The amount is due in three-years (December 31, 2012), however, there is no prepayment penalty. The notes amounting to $960,000 plus $48,000 in accrued interest for the year 2010 remain outstanding at December 31, 2010. Management had no employment agreements in the year 2010.

LANTIS LASER INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

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

On February 18, 2009, the Company and Lawrence Livermore entered into an Amended License Agreement, and again amended on October 7, 2009, and again on July 22, 2010 and again on December 20, 2010 whereby the Company is obligated to pay minimum royalty fees of $20,000 by December 15, 2009 (for 2009, which has been deferred until June 30, 2011 by Lawrence Livermore and is included in accounts payable at December 31, 2010), $20,000 by June 30, 2011 (for 2010, which has been deferred until June 30, 2011 by Lawrence Livermore), $60,000 by December 15, 2011 (for 2011), $100,000 by February 28, 2012 (for 2012), and $250,000 by February 28, 2013 and February 28 each thereafter (for 2013 and each year thereafter).

The $40,000 remains outstanding to Lawrence Livermore as of December 31, 2010.

LANTIS LASER INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

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

There were no amounts outstanding to LightLab as of December 31, 2010 and 2009.

University of Florida

On May 31, 2007, the Company entered into an exclusive licensing agreement for the field of dentistry with The University of Florida Research Foundation for novel technology relevant to the imaging probe of its Dental Imaging System.  The Agreement carries a $1,000 initial licensing fee with royalty payments to commence in 2008.

The Company has paid the minimum fees in 2008 and the minimum royalty for 2009 originally due by December 31, 2009 has been deferred until July 31, 2011 and is in accounts payable as it is unpaid as of December 31, 2010. The Company did pay some patent fees of $123 in 2009 to the University of Florida. In addition, the first year of sale under the agreement has been amended to 2011 from 2009.

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
DECEMBER 31, 2010 AND 2009

NOTE 6 -	LICENSE AND ROYALTY FEES (CONTINUED)

University of California – San Francisco (Continued)

First year of sales, or no later than 2012	$10,000
Second year	50,000
Third year	100,000
Fourth year	150,000
Fifth and subsequent years	200,000

Earned royalties of 5% of net sales of the product or method are required to the extent that they exceed the minimum royalties.  The agreement continues in effect until terminated by the parties or the patent rights expire or are abandoned. The Company paid $5,359 in license fees and other patent and legal expenses in 2010.

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

The Company was in default of this agreement by not making development progress payments according to the agreed schedule and received confirmation of termination of the agreement on March 17, 2010. The parties have agreed on the conditions to enter into a new agreement.  The Company also issued 500,000 shares of stock to AXSUN in connection with the agreement.

LANTIS LASER INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

NOTE 8 -	STOCKHOLDERS’ EQUITY (DEFICIT)

Common Stock and Preferred Stock

As of December 31, 2010, the Company has 990,000,000 shares of common stock authorized with a par value of $.001.  On December 9, 2004, Lantis Laser Inc. increased the authorized shares from 250,000,000 to 990,000,000.  They also removed the 1,000,000 shares of preferred stock from its charter, and on January 23, 2007, amended their articles of incorporation to create a class of preferred stock, and authorized the issuance of 10,000,000 shares of preferred stock at $.001 par value.  No shares have been issued to date.

The Company has 139,874,905 shares issued and outstanding as of December 31, 2010.

During the year ended December 31, 2010, the Company issued 500,000 shares to Agoracom for consulting services.  These shares were valued at $.05 per share or $20,000.

The Company also converted $1,942,000 of convertible notes, at a fixed conversion rate of $0.05 per share, less discount, net of accrued interest, into 39,173,333 shares of common stock at a fixed conversion price of $0.05 per share.  The Company also converted $386,687 of accrued interest on these converted notes to additional paid in capital.

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
DECEMBER 31, 2010 AND 2009

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
DECEMBER 31, 2010 AND 2009

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

At December 31, 2010, deferred tax assets consist of the following:

Net operating losses	$3,229,048

Valuation allowance	(3,229,048)

$-

At December 31, 2010, the Company had a net operating loss carryforward in the amount of $9,497,201 available to offset future taxable income through 2030.  The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.  A reconciliation of the Company’s effective tax rate as a percentage of income before taxes and federal statutory rate for the periods ended December 31, 2010 and 2009 is summarized as follows:

	2010	2009
Federal statutory rate	(34.0)%	(34.0)%
State income taxes, net of federal benefits	3.3	3.3
Valuation allowance	30.7	30.7
	0%	0%

LANTIS LASER INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

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
DECEMBER 31, 2010 AND 2009

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
DECEMBER 31, 2010 AND 2009

NOTE 12 -	FAIR VALUE MEASUREMENTS (CONTINUED)

The following table represents the fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2010:

	Level 1	Level 2	Level 3	Total

Cash	9,382	-	-	9,382

Total assets	9,382	-	-	9,382

Convertible notes	-	-	489,118	489,118

Total liabilities	-	-	489,118	489,118

NOTE 13 –	COMMITMENTS

During the year ended December 31, 2010, the Company signed a Letter of Intent to merge with Perio-Imaging Inc.  The parties agreed to terminate this Letter of Intent during the due diligence phase

NOTE 14 –	SUBSEQUENT EVENT

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A(T).	Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. As of December 31, 2010, the reporting period covered by this Annual Report on Form 10-K, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, who are same person, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are not effective as of December 31, 2010 due to the fact that we have not been funded effectively for us to separate these two functions. We plan on making changes in the upcoming year to become more effective and properly segregate these functions.

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

As soon as feasible Management intends to engage a Chief Financial Officer to ensure that internal controls and procedures are fully effective.  For the year ended December 31, 2010, management feels that our internal controls over financial reporting was not effective.

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

Name	Age	Position

Stanley B. Baron	66	Chairman, President & Chief Executive Officer

Craig B. Gimbel, DDS	58	Executive Vice-President Clinical Affairs, Director

Douglas Hamilton	51	Vice-President R&D

Linda Otis, DDS	56	Vice-President Clinical Research

Stanley B. Baron — Mr. Baron has been our Chairman, President & Chief Executive Officer since November 2004, and previously he had been Chairman, President & Chief Executive Officer of Lantis Laser, Inc.( New Jersey) since prior to 2002. He has over 25 years experience in the dental industry. In 1971 in Zimbabwe he founded Metro Cash & Carry, a consumer products wholesale distribution business. Metro Cash & Carry was subsequently sold to a large European food company.

Mr. Baron and his family emigrated to Israel in 1979. He purchased a partnership in Mardent Ltd., a small dental equipment company that represented A-dec, a leading US dental equipment manufacturer, as well as other leading European and Japanese companies. Mardent merged with Healthco (Israel), a sundry distributor and a subsidiary of Healthco International. Mr. Baron continued to manage the combined company following the merger.

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

Key Director Qualifications  Mr. Baron has significant experience in the dental industry, dental technology, the marketing of dental equipment and growing an emerging business.

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

Dr. Gimbel is the 2003 recipient of the T. H. Maiman Award for Excellence in Dental Laser/Photonics Research.

Key Director Qualifications  Dr. Gimbel has many years of experience in laser/photonic dentistry and clinical dentistry to provide valuable expertise for the successful commercialization of the company's laser technology.

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

The following table sets forth the compensation earned for services rendered in all capacities by our Principal Executive Officer and Principal Financial Officer who has received no annual salary and bonus for the fiscal year-ended 2010.  No other executive officer’s compensation exceeded $100,000 in the fiscal year ended December 31, 2010. The individual named in the table will be hereinafter referred to as the “Named Executive Officer.”

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Stanley B. Baron	2010	$0	–	–	–	–	–	–	$0
President and Chief	2009	$120,000	–	–	–	–	–	–	$120,000
Executive Officer (PEO	2008	$120,000	–	–	–	–	–	–	$120,000
and PFO)

Since January 2010, we have no employment agreements with management. We had employment agreements with Mr. Baron and Dr. Gimbel and these terminated at December 31, 2009. Under these agreements, Mr. Baron was entitled to receive an annual salary of $120,000, and Dr. Gimbel was entitled to receive an annual salary of $80,000, respectively. Their salaries accrued until we believed that our cash position would allow us to pay them the amount accrued, up to a maximum of three years, or until December 31, 2009, after which accrued and unpaid salary, if any, will be paid in the form of a convertible note bearing interest at the rate of 5% per annum, convertible into shares of common stock at a conversion price equal to the average bid price for 10 days prior to conversion. Under the terms of their respective employment agreements, Mr. Baron and Dr. Gimbel may elect to have their salary paid in shares of our common stock, valued at a price equal to the average bid price for our stock for the previous 30 days.  In terms of their agreement, notes were issued to them at the end of 2009 for the accrued amount of $960,000 with interest accruing at 5% per annum.

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

The following table sets forth, as of April 12, 2011, certain information concerning the beneficial ownership of common stock by (i) each person known by the company to be the owner of more than 5% of the outstanding common stock, (ii) each director, (iii) each Named Executive Officer, and (iv) all directors and executive officers as a group. In general, “beneficial ownership” includes those shares a director or executive officer has the power to vote or the power to transfer, and stock options and other rights to acquire common stock that are exercisable currently or become exercisable within 60 days of April 12, 2011. Except as indicated otherwise, the persons named in the table below have sole voting and investment power with respect to all shares shown as beneficially owned by them. The calculation of the percentage owned is based on 139,874,905 shares issued and outstanding (plus, with respect only to each holder of securities that are exercisable for or convertible into common stock, shares underlying such securities within sixty days). The address of each of the directors and executive officers listed below is c/o Lantis Laser Inc., 11 Stonebridge Court, Denville, New Jersey 07834 unless otherwise indicated.

Name and Address	Amount and Nature of Beneficial Ownership		Percentage of Outstanding Shares Owned

Directors and Executive Officers

Stanley B. Baron	27,511,500	(1)	19.7%

Craig B. Gimbel DDS	27,511,500	(2)	19.7%

Douglas Hamilton	5,000,000		3.6%

Linda Otis, DDS	625,000		*

All directors and executive officers as a group (4 persons)	60,648,000		43.4%

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

 Since January 1, 2010, we have not been a party to any transaction, proposed transaction, or series of transactions in which the amount involved exceeds $120,000 and in which any of its directors, officers, five percent beneficial security holders, or any member of the immediate family of the foregoing persons has had or will have a direct or indirect material interest other than (1) compensation arrangements, which are described where required under the “Executive Compensation” section and (2) unsecured loans made by Mr. Baron and Dr. Gimbel to fund the company with working capital during the development stage.  In 2010, Mr. Baron and Dr. Gimbel advanced the Company $30,000 for working capital and interest at 5% annually, amounting to $6,260.13, was accrued for the year as at December 31, 2010. We believe that all of the transactions described above were made on terms no less favorable to us than could have been obtained from unaffiliated third parties.

Since January 1, 2010, no promoter or control person (within the meaning of paragraph (c) to Item 404 of Regulation S-K under the Exchange Act) has received anything of value, directly or indirectly, from us, and we have acquired no assets from any such person.

Neither of our directors is considered independent.

Item 14.	Principal Accounting Fees and Services

Audit Fees

The aggregate fees for professional services rendered by KBL, LLP for the audit of our financial statements for the fiscal years ended December 31, 2010 and December 31, 2009 were $36,500 and $36,500, respectively.

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

† Compensation plan or agreement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this Annual Report on Form 10-K to be signed by the undersigned, thereunto duly authorized, this 12th day of April 2011.

Lantis Laser Inc.

By:	/s/ Stanley B. Baron
Stanley B. Baron
Chairman, President, Chief Executive
Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons, in the capacities and on the dates indicated.

SIGNATURE		TITLE	DATE

/s/ Stanley B. Baron		Chairman, President, Chief Executive Officer, Principal Executive, Financial and Accounting Officer and Director	April 12, 2011
Stanley B. Baron

/s/ Craig B. Gimbel		Executive Vice-President Clinical Affairs, Director	April 12, 2011
Craig B. Gimbel, DDS

By:	/s/ Stanley B. Baron
Stanley B. Baron
Attorney-in-fact