Form 10-Q
period 2011-03-31
Lantis Laser Inc.
filed 2011-05-13
CIK 1413299

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

Commission file number 0-53585

LANTIS LASER INC.
(Exact Name Of Registrant As Specified In Its Charter)

Nevada	65-0813656
(State of Incorporation)	(I.R.S. Employer Identification No.)

11 Stonebridge Court, Denville, NJ	07834
(Address of Principal Executive Offices)	(ZIP Code)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: On May 8, 2011, the Registrant had 158,838,870 shares of common stock issued and outstanding.

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

On April 22, 2011, the Company signed an agreement to merge with TAG Minerals Inc. (“TAG”). The transaction will be an all stock deal whereby TAG will become a wholly-owned subsidiary of the Company. The transaction is expected to close in the Company’s second fiscal quarter.

TAG is a U.S.-based mineral resource acquisition, exploration and development company with operations conducted through its operating company, TAG Minerals Zimbabwe (Private) Limited. TAG’s business is managed by its directors and officers who have mineral extraction and commercial experience. TAG's management team is augmented by independent financial, geological, and mining professionals who advise the company on its mining and exploration projects throughout Zimbabwe, Africa.

Results of Operations

Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010.

The following is derived from, and should be read in conjunction with, our condensed consolidated financial statements, and related notes for the three months ended March 31, 2011 and 2010.

Operating revenues. The Company is a development stage company. To date, the Company has not generated any operating revenues, nor has the Company generated operating revenues since its inception in February 1998. Generation of sales can only commence upon FDA clearance of our OCT and NIR dental imaging systems.

Operating expenses. For the three months ended March 31, 2011, our operating expenses were $19,078 compared to $32,691 for the same period in the prior year, representing a decrease of $13,613 or 42%. The decrease in our operating expenses was mainly due to the decrease in professional, consulting and marketing fees which decreased to $9,138 in the three months ended March 31, 2011 as compared ended $9,761 in the same period last year. General and administrative expenses decreased from $17,310 in the three months ended March 31, 2010 to $4,320 in the same period in 2011 due to the lower level of activity.

Total other expenses. Other expenses were $37,783 for the three months ended March 31, 2011, compared to $180,683 for the three months ended March 31, 2010. This was due to the decrease in interest expense to $37,783 for the three months ended March 31, 2011 from $75,462 in the comparable period in 2010 as almost ninety percent of the 5% Senior Convertible Note notes had been converted to equity by the end of the period.   Interest expense related to the debt discount decreased to $0 in the three months ended March 31, 2011 compared to $82,257 in the same period in 2010 as a result of the discount being fully amortized.  Debt issuance costs reduced to $0 in the three months ended March 31, 2011 compared to $22,964 in the same period in 2010, as the cost was fully amortized.

Net loss. We had a net loss applicable to common shares of $56,861, or $0.00 per share, for the three months ended March 31, 2011, compared to a net loss applicable to common shares of $213,374 or $0.00 per share, for the same period in the prior year. The reduction in net loss was principally due to the reduction in interest expense, a reduction in the interest expense related to the debt discount and a reduction in the debt issuance costs.

Liquidity and Capital Resources

Total assets. On March 31, 2011, we had total assets of $25,009, compared to $33,972 on December 31, 2010.  The Company had cash and cash equivalents of $6,039 on March 31, 2011 compared to $9,382 equivalents at December 31, 2010. There were no prepaid expenses and other current assets as at March 31, 2011 and at December 31. 2010. Our fixed assets, were $18,970 on March 31, 2011, compared to $24,590 on December 31, 2010. This change was due to the depreciation on those assets.

Total liabilities. We had total liabilities of $2,196,652 on March 31, 2011 composed principally of notes for management’s accrued salaries and loans to the company amounting to $1,102,191, current accounts payable and accrued expenses of $460,897 and convertible notes payable, net of discount and beneficial conversion features of $466,266. Accrued interest due on the convertible notes payable amounted to $167,298 at December 31, 2010 as compared to $155,148 as at March 31, 2011.  On March 31, 2011 we had no long-term liabilities. At March 31, 2011, we had a negative working capital of $2,190,613 compared to a negative working capital of $2,174,372 on December 31, 2010. There is no guarantee that the Company will be able to raise enough capital or generate revenues to sustain its operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period.

Cash flow from operations. During the three month period ended March 31, 2011, we had cash used in operating activities of $3,343, compared to $37,620 during the same period in the prior year. The decrease of $34,277 in cash used in operating activities was mainly due to the reduction in the net operating loss from $213,374 in the same period in 2010 to $56,861 for the three months ended March 31, 2011; the reduction of amortization of debt issuance costs from $22,964 to $0 and the reduction of interest expense related to the debt discount from $41,456 to $0 as these were fully amortized.  Interest expense related to the beneficial conversion feature was reduced in the period to $0 as compared to March 31, 2010.  Accounts payable and accrued expenses increased $23,600 in the three month period to March 31, 2011 compared to a decrease of $7,238 in the same period in 2010.  Accrued interest on the unconverted portions of the 5% Convertible Note was reduced from $12,150 in the three months to March 31, 2010 compared to $62,297 in the same period last year.

Cash flow from investing activities. The Company had no investing activities during the three-month periods ended March 31, 2011 and 2010.

Cash flow from financing activities. During the three months ended March 31, 2011, the Company received no proceeds from financing activities compared to $37,620, which for the most part was the result of proceeds received from related parties in the three months ended March 31, 2010.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. As of March 31, 2011, the reporting period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, who are same person, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are not effective as of March 31, 2011 due to the fact that we have not been funded effectively for us to separate these two functions. We plan on making changes in the upcoming year to become more effective and properly segregate these functions.

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

As soon as feasible Management intends to engage a Chief Financial Officer to ensure that internal controls and procedures are fully effective.  For the three months ended March 31, 2011, management feels that our internal controls over financial reporting was not effective.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

In March, April and May 2007, the Company issued 5% Senior Convertible 3 Year Notes to investors in the amount of $2,526,500, which equaled the gross proceeds raised by the Company (the “Convertible Notes”).  The Convertible Notes are convertible to shares of the Company’s common stock anytime in the three-year period at a fixed conversion price of $.15.  In May 2009, convertible notes of $125,000 were converted, at a fixed conversion rate of $.15 per share, into 833,334 shares of common stock.  This conversion reduced the outstanding principal to a balance of $2,401,500. In an effort to reduce the liabilities of the Company, on July 1, 2010, the Company offered the Noteholders the opportunity to convert their Notes to common stock at a price of $0.05 (originally a $0.15 conversion price), including any and all outstanding interest.  In addition, the Company offered to reset the exercise price of the warrants attached to the Notes to $0.075 from $0.15, and to extend the warrants for a further three years from the original date for all warrant holders. As at March 31, 2011, 90% have accepted the offer and new certificates amounting to 38,840,000 shares have been issued in conversion of $1,942,000 out of the $2,401,500, the total amount of the note.

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

Dated: May 13, 2011	/s/ Stanley B. Baron
Stanley B. Baron
CEO and CFO

LANTIS LASER INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2011 AND 2010

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Page(s)

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS	2

CONDENSED CONSOLIDATED BALANCE SHEETS AS OF MARCH 31, 2011 (UNAUDITED) AND DECEMBER 31, 2010	3

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE MONTHD ENDED MARCH 31, 2011 AND 2010 (UNAUDITED) WITH CUMULATIVE TOTALS SINCE JANUARY 14, 1998 (INCEPTION)	4

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010 (UNAUDITED) WITH CUMULATIVE TOTALS SINCE JANUARY 14, 1998 (INCEPTION)	5

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2011 AND 2010 (UNAUDITED)	6-27

LANTIS LASER INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED BALANCE SHEETS
MARCH 31, 2011 (UNAUDITED) AND DECEMBER 31, 2010

	(UNAUDITED)
	MARCH 31,	DECEMBER 31,
	2011	2010
ASSETS

Current Assets:
Cash and cash equivalents	$6,039	$9,382
Prepaid expenses and other current assets	-	-

Total Current Assets	6,039	9,382

Fixed assets, net of depreciation	18,970	24,590

Other Assets:
Debt issuance costs, net of amortization	-	-

Total Other Assets	-	-

TOTAL ASSETS	$25,009	$33,972

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

LIABILITIES
Current Liabilities:
Accrued interest - convertible notes	$167,298	$155,148
Accounts payable and accrued expenses	460,897	438,946
Related party payable	1,102,191	1,100,542
Convertible notes payable, net of discount and beneficial conversion feature	466,266	489,118

Total Current Liabilities	2,196,652	2,183,754

Total Liabilities	2,196,652	2,183,754

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $.001 Par Value; 10,000,000 shares authorized and 0 shares issued and outstanding	-	-
Common stock, $.001 Par Value; 990,000,000 shares authorized and 151,561,441 and 139,874,905 shares issued and outstanding	151,561	139,874
Additional paid-in capital	6,973,120	6,949,807
Additional paid-in capital - warrants	1,167,987	1,167,987
Deficits accumulated during the development stage	(10,464,311)	(10,407,450)

Total Stockholders’ Equity (Deficit)	(2,171,643)	(2,149,782)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$25,009	$33,972

The accompanying notes are an integral part of the consolidated financial statements

LANTIS LASER INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010
WITH CUMULATIVE TOTALS SINCE JANUARY 14, 1998 (INCEPTION)

			CUMULATIVE
			TOTALS SINCE
	THREE MONTHS ENDED		INCEPTION
	MARCH 31,		JANUARY 14,
	2011	2010	1998

OPERATING REVENUES
Sales	$-	$-	$-

OPERATING EXPENSES

Research and development	-	-	2,129,906
Wages and wage related expenses	-	-	979,981
Professional, consulting and marketing fees	9,138	9,761	4,443,075
Other general and administrative expenses	4,320	17,310	581,994
Depreciation	5,620	5,620	119,349
Total Operating Expenses	19,078	32,691	8,254,305

LOSS BEFORE OTHER INCOME (EXPENSE)	(19,078)	(32,691)	(8,254,305)

Amortization of debt issuance costs	-	(22,964)	(287,571)
Loss in investment under equity method	-	-	(167,664)
Interest expense - debt discount	-	(82,257)	(1,017,246)
Interest income (expense), net	(37,783)	(75,462)	(737,525)
Total Other Income (expense)	(37,783)	(180,683)	(2,210,006)

NET LOSS BEFORE PROVISION FOR INCOME TAXES	(56,861)	(213,374)	(10,464,311)
Provision for Income Taxes	-	-	-

NET LOSS APPLICABLE TO COMMON SHARES	$(56,861)	$(213,374)	$(10,464,311)

NET LOSS PER BASIC AND DILUTED SHARES	(0.00)	(0.00)	(0.25)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	142,452,356	100,201,572	41,907,308

The accompanying notes are an integral part of the consolidated financial statements

LANTIS LASER INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010
WITH CUMULATIVE TOTALS SINCE JANUARY 14, 1998 (INCEPTION)

			CUMULATIVE
	THREE MONTHS ENDED		TOTALS SINCE
	MARCH 31,		INCEPTION
	2011	2010	JANUARY 14, 1998

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(56,861)	$(213,374)	$(10,464,311)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	5,620	5,620	119,349
Amortization of debt issuance costs	-	22,964	287,571
Interest expense - debt discount	-	41,456	504,606
Interest expense - beneficial conversion feature	12,148	40,801	524,789
Loss on investment under equity method	-	-	167,664
License fees payable for research and development	-	-	605,000
Warrants issued to former noteholders and consultants	-	-	469,897
Common stock issued for consulting services	-	-	879,050

Changes in assets and liabilities
Decrease (increase) in prepaid expenses	-	9,854	2,205,000
Increase (decrease) in accounts payable and and accrued expenses	23,600	(7,238)	1,588,382
Accrued interest on convertible notes	12,150	62,297	477,939
Total adjustments	53,518	175,754	7,829,247

Net cash used in operating activities	(3,343)	(37,620)	(2,635,064)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of fixed assets	-	-	(138,319)
Investment under equity method	-	-	(167,664)

Net cash used in investing activities	-	-	(305,983)

CASH FLOWS FROM FINANCING ACTIVITES
Proceeds from notes payable	-	-	197,000
Proceeds from exercise of warrants	-	-	34,984
Increase (decrease) in bank overdraft	-	(545)	-
Proceeds from convertible notes and warrants, net of debt issuance costs	-	-	2,284,310
Payments of license fee payable	-	-	(225,000)
Proceeds from private placement, net of fees	-	-	521,500
Proceeds (payments) from related parties	-	38,165	134,292

Net cash provided by financing activities	-	37,620	2,947,086

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(3,343)	-	6,039

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	9,382	-	-

CASH AND CASH EQUIVALENTS - END OF PERIOD	$6,039	$-	$6,039

CASH PAID DURING THE YEAR FOR:
Income taxes	$-	$-	$-
Interest expense	$-	$-	$93,517

SUPPLEMENTAL NONCASH INFORMATION:

Conversion of notes and interest for common stock, net of discounts and issuance costs	$35,000	$-	$2,771,305
Conversion of license fee payable into capital	$-	$-	$380,000
Common stock issued for consulting services	$-	$-	$879,050
Warrants issued to former noteholders and consultants	$-	$-	$469,897
Common stock issued for prepaid expenses	$-	$-	$2,205,000
Conversion of accrued expenses for note payable-related parties	$-	$-	$960,000

The accompanying notes are an integral part of the consolidated financial statements

LANTIS LASER INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011 AND 2010 (UNAUDITED)

NOTE 1 -	ORGANIZATION AND BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  The condensed consolidated financial statements and notes are presented as permitted on Form 10-Q and do not contain information included in the Company’s annual consolidated financial statements and notes thereto.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.  It is suggested that these condensed consolidated financial statements be read in conjunction with the December 31, 2010 audited financial statements and the accompanying notes thereto.  While management believes the procedures followed in preparing these condensed consolidated financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by the Company later in the year.

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
MARCH 31, 2011 AND 2010 (UNAUDITED)

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

The Company was formed to commercialize the application of novel technologies in the dental industry.  The criteria for selected products include competitive edge, exclusivity and large market potential.  The Company is in development of its Optical Coherence Tomography ("OCT") "Dental Imaging" as its first product.  The Company has licensed the exclusive rights for the dental field for the OCT patented technology from Lawrence Livermore National Laboratories. OCT was invented in the early 1990’s at Massachusetts Institute of Technology and it is currently being commercialized in ophthalmology and cardiovascular imaging..

LANTIS LASER INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011 AND 2010 (UNAUDITED)

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
MARCH 31, 2011 AND 2010 (UNAUDITED)

NOTE 1 -	ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

Going Concern
As shown in the accompanying consolidated financial statements the Company has incurred recurring losses of $56,861 and $213,374 for the three months ended March 31, 2011 and 2010 respectively, and has incurred a cumulative loss of $10,464,311 since inception (January 14, 1998).  The Company has a working capital deficit in the amount of $2,190,613 as of March 31, 2011.  The Company is currently in the development stage and has been spending a majority of their time in the development of the OCT technology for which they currently hold exclusive licenses for dental applications.

There is no guarantee that the Company will be able to raise enough capital or generate revenues to sustain its operations.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period.

Management believes that the Company’s capital requirements will depend on many factors.  These factors include the final phase of development being successful as well as product implementation and distribution first nationally, then internationally.  The Company entered into a convertible promissory note for $50,000 in August 2010 (of which $35,000 was converted in the three months ended March 31, 2011 and completely converted in April 2011) and in the debt offering completed in 2007, the noteholders have started the conversion of these notes, on amended and agreed terms and converted $1,942,000 through March 31, 2011. The Company still hopes to complete development of their technology. They have amended certain license agreements in July and December 2010 and extended the dates as to which minimum royalty payments are due.

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
MARCH 31, 2011 AND 2010 (UNAUDITED)

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
MARCH 31, 2011 AND 2010 (UNAUDITED)

NOTE 2 -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Accounts Receivable

The Company when it will conduct business it will extend credit based on an evaluation of the customers’ financial condition, generally without requiring collateral.  Exposure to losses on receivables is expected to vary by customer due to the financial condition of each customer.  The Company monitors exposure to credit losses and maintains allowances for anticipated losses considered necessary under the circumstances.  The Company has not recorded any receivables, and therefore no allowance for doubtful accounts at March 31, 2011 and 2010, respectively.

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

Uncertainty in Income Taxes

Under ASC 740-10-25 recognition and measurement of uncertain income tax positions is required using a “more-likely-than-not” approach.  Management evaluates their tax positions on an annual basis and has determined that as of March 31, 2011 no additional accrual for income taxes is necessary.

Advertising Costs

The Company expenses the costs associated with advertising as incurred.  Advertising expenses for the three months ended March 31, 2011 and 2010 are included in professional, consulting and marketing fees in the consolidated statements of operations.

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
MARCH 31, 2011 AND 2010 (UNAUDITED)

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

The following is a reconciliation of the computation for basic and diluted EPS:
			Cumulative
			Totals since
	March 31,	March 31,	January 14, 1998
	2011	2010	(Inception)

Net loss	$(56,861)	$(213,374)	$(10,464,311)

Weighted-average common shares
Outstanding (Basic)	142,452,356	100,201,572	41,907,308
Weighted-average common stock
Equivalents
Convertible Notes	9,490,000	16,009,999	9,490,000
Stock options	-	-	-
Warrants	14,486,066	14,486,066	14,486,066

Weighted-average commons shares
Outstanding (Diluted)	166,428,422	130,697,637	65,883,374

LANTIS LASER INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011 AND 2010 (UNAUDITED)

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

Segment Information

The Company follows the provisions of ASC 280-10, "Disclosures about Segments of an Enterprise and Related Information”.  This standard requires that companies disclose operating segments based on the manner in which management disaggregates the Company in making internal operating decisions.  The Company only operates in one reporting segment as of March 31, 2011 and for the three months ended March 31, 2011 and 2010.

Debt Issuance Costs

Debt issuance costs relate to the fees paid in connection with the Convertible Notes.  These fees are being amortized over the life of the Convertible Notes which is three years.  Should the notes be converted prior to the maturity date of three years, then the debt issuance costs will be amortized sooner.  The Company amortized $0 and $22,964 for the three months ended March 31, 2011 and 2010, respectively.

LANTIS LASER INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011 AND 2010 (UNAUDITED)

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
MARCH 31, 2011 AND 2010 (UNAUDITED)

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
MARCH 31, 2011 AND 2010 (UNAUDITED)

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

LANTIS LASER INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011 AND 2010 (UNAUDITED)

NOTE 3 -	FIXED ASSETS

Fixed assets as of March 31, 2011 (unaudited) and December 31, 2010 were as follows:
	Estimated	(unaudited)
	Useful Lives	March 31,	December 31
	(Years)	2011	2010

Computer and medical equipment	5	$126,319	$126,319
Software	3	12,000	12,000
		138,319	138,319
Less: accumulated depreciation		(119,349)	(113,729)
Fixed assets, net		$18,970	$24,590

There was $5,620 and $5,621 charged to operations for depreciation expense for the three months ended March 31, 2011 and 2010, respectively.

NOTE 4 -	CONVERTIBLE NOTES

In April and May 2007, the Company issued 5% Senior Convertible 3 Year Notes to investors in the amount of $2,526,500, which equaled the gross proceeds raised by the Company (the “Convertible Notes”).  The Convertible Notes are convertible to shares of the Company’s common stock anytime in the three-year period at a fixed conversion price of $.15.  The Convertible Notes will convert into 16,843,333 shares of the Company’s common stock.  In May 2009, convertible notes of $125,000 were converted, at a fixed conversion rate of $.15 per share, into 833,334 shares of common stock.  This conversion reduced the outstanding principal to a balance of $2,401,500. In an effort to reduce the liabilities of the Company, on July 1, 2010 the Company offered noteholders the opportunity to convert their Notes to common stock at $0.05 per share including any and all outstanding interest that has been accrued from the original $0.15 conversion price.  In addition, the Company offered to reset the exercise price of the warrants that were issued with the Notes to $0.075 from $0.25 and extend the warrants for a further three years from the original date of issue for all warrant holders. Approximately 90% of noteholders have agreed to accept the terms of the conversion. Through March 31, 2011, convertible notes of $1,942,000 were converted at a fixed conversion rate of $0.05 per share, into 39,173,333 shares of common stock.  This conversion reduced the outstanding principal balance to a balance of $459,500.  The Company determined that there was no material modification to the debt instrument under ASC 47-50-40, as the embedded conversion option immediately before and after the modification of the debt instrument was under the 10% threshold.

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
MARCH 31, 2011 AND 2010 (UNAUDITED)

NOTE 4 -	CONVERTIBLE NOTES (CONTINUED)
The debt discount of $1,018,432 was amortized using the effective interest method over the life of the Convertible Notes of three years.  As part of the transaction, the Company incurred $292,190 of debt issuance costs.

Interest expense on the Convertible Notes for the three months ended March 31, 2011 and 2010 was $11,330 and $62,297, respectively and $164,823 is accrued at March 31, 2011.  A total of $386,687 of accrued interest was converted into common stock at the time of the note conversions in 2010. Interest expense on the debt discount was $0 and $82,257 for the three months ended March 31, 2011 and 2010, respectively, and amortization of the discount on the beneficial conversion feature was $0 and $40,801, respectively for the three months ended March 31, 2011 and 2010.

As a result of the Company’s failure to timely pay the interest in May 2009, the convertible notes are in technical default.  Therefore, the Company has reclassified the debt to current liabilities.  The summary of the Convertible Notes is as follows at March 31, 2011:

$459,500 Convertible Debenture at 10% interest per annum due on demand	$459,500

In August 2010, the Company entered into a Convertible Promissory Note with Asher Enterprises Inc. in the amount of $50,000.  The Convertible Note is convertible to shares of the company’s common stock anytime in the nine-month period at a variable conversion price meaning 58% multiplied by the market price, the average of the lowest three trading prices.  The Company has recorded a discount of $36,207 as the value of the beneficial conversion option. In the three months ended March 31, 2011, the Company converted $35,000 of the note into 11,686,536 shares of stock. The remaining $15,000 of the note and $2,000 of interest was converted in April 2011 into 5,444,096 shares of common stock.

Interest expense on the Convertible Note for the three months ended March 31, 2011 and 2010 was $820 and $0, respectively and $2,475 is accrued at March 31, 2011.

$15,000 Convertible Debenture at 8% interest per annum due May 5, 2011	$6,766

NOTE 5 -	RELATED PARTY LOANS
The Company has unsecured loans with two of its directors.  There was $142,191 outstanding as of March 31, 2011.  These loans were made to fund the Company with working capital during the development stage.  The loans are accruing interest at a rate of 5% per annum.  Interest expense during the three months ended March 31, 2011 and 2010 was $1,649 and $1,329, respectively and $10,527 is accrued at March 31, 2011.

The Company has entered into employment agreements with its two senior officers through December 31, 2009.  The agreements obligated the Company to pay these officers $200,000 per year through December 31, 2009.  Total commitment for the Company is $960,000 through December 31, 2009.  The amount owed to these officers, through December 31, 2009, will be paid in the form of a three-year convertible note bearing interest at 5% per annum, convertible into shares of common stock at a conversion price equal to the average bid price for 10 days prior to conversion.  The amount is due in three-years (December 31, 2012, however, there is no prepayment penalty). The $960,000 plus $59,836 in accrued interest remains outstanding at March 31, 2011.

LANTIS LASER INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011 AND 2010 (UNAUDITED)

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

On February 18, 2009, the Company and Lawrence Livermore entered into an Amended License Agreement, and again amended on October 7, 2009, and again on July 22, 2010 and in December 2010 whereby, the Company is obligated to pay minimum royalty fees of $20,000 by December 15, 2009 (for 2009, which has been deferred until June 30, 2011by Lawrence Livermore and is included in accounts payable at December 31, 2009), $20,000 by February 28, 2010 (for 2010, which has been deferred until June 30, 2011 by Lawrence Livermore), $60,000 by December 15, 2011 (for 2011), $100,000 by February 28, 2012 (for 2012), and $250,000 by February 28, 2013 and February 28 each thereafter (for 2013 and each year thereafter).

The $40,000 remains outstanding to Lawrence Livermore as of March 31, 2011.

LANTIS LASER INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011 AND 2010 (UNAUDITED)

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

There were no amounts outstanding to LightLab as of March 31, 2011.

University of Florida

On May 31, 2007, the Company entered into an exclusive licensing agreement for the field of dentistry with The University of Florida Research Foundation for novel technology relevant to the imaging probe of its Dental Imaging System.  The Agreement carries a $1,000 initial licensing fee with royalty payments to commence in 2008.

The Company has paid the minimum fees in 2008 and the minimum royalty for 2009 originally due by December 31, 2009 has been deferred until July 31, 2011 and is in accounts payable as it is unpaid as of March 31, 2011. The Company did pay some patent fees of $123 in 2009 to the University of Florida. In addition, the first year of sale under the agreement has been amended to 2011 from 2009.

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
MARCH 31, 2011 AND 2010 (UNAUDITED)

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
MARCH 31, 2011 AND 2010 (UNAUDITED)

NOTE 8 -	STOCKHOLDERS’ EQUITY (DEFICIT)

Common Stock and Preferred Stock

As of March 31, 2011, the Company has 990,000,000 shares of common stock authorized with a par value of $.001.  On December 9, 2004, Lantis Laser Inc. increased the authorized shares from 250,000,000 to 990,000,000.  They also removed the 1,000,000 shares of preferred stock from its charter, and on January 23, 2007, amended their articles of incorporation to create a class of preferred stock, and authorized the issuance of 10,000,000 shares of preferred stock at $.001 par value.  No shares have been issued to date.

The Company has 151,561,441 shares issued and outstanding as of March 31, 2011.

During the three months ended March 31, 2011, the Company issued 11,686,536 shares of common stock in conversion of $35,000 in convertible notes.

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
MARCH 31, 2011 AND 2010 (UNAUDITED)

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
MARCH 31, 2011 AND 2010 (UNAUDITED)

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

At March 31, 2011, deferred tax assets consist of the following:

Net operating losses	$3,252,511

Valuation allowance	(3,252,511)

$-

At March 31, 2011, the Company had a net operating loss carryforward in the amount of $9,566,210 available to offset future taxable income through 2031.  The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.  A reconciliation of the Company’s effective tax rate as a percentage of income before taxes and federal statutory rate for the periods ended March 31, 2011 and 2010 is summarized as follows:

	2011	2010
Federal statutory rate	(34.0)%	(34.0)%
State income taxes, net of federal benefits	3.3	3.3
Valuation allowance	30.7	30.7
	0%	0%

LANTIS LASER INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011 AND 2010 (UNAUDITED)

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
MARCH 31, 2011 AND 2010 (UNAUDITED)

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
MARCH 31, 2011 AND 2010 (UNAUDITED)

NOTE 12 -	FAIR VALUE MEASUREMENTS (CONTINUED)

The following table represents the fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2011:

	Level 1	Level 2	Level 3	Total

Cash	6,039	-	-	6,039

Total assets	6,039	-	-	6,039

Convertible notes	-	-	466,266	466,266

Total liabilities	-	-	466,266	466,266

NOTE 13 –	SUBSEQUENT EVENTS

On April 22, 2011, the Company signed an agreement to merge with TAG Minerals Inc. (“TAG”). The transaction will be an all stock deal, whereby TAG will become a wholly-owned subsidiary of the Company. The transaction is expected to close in the Company’s second fiscal quarter.

TAG is a US based mineral resource acquisition, exploration and development company, with operations conducted through its operating company, TAG Minerals Zimbabwe (Private) Limited. TAG’s business is managed by its directors and officers who have mineral extraction and commercial experience and is augmented by independent financial, geological, and mining professionals who advise the company on its mining and exploration projects throughout Zimbabwe, Africa.

In April 2011, the Company issued 5,444,096 shares of stock in conversion of $15,000 of convertible notes and $2,000 of accrued interest. In addition, the Company issued 1,833,333 shares of stock in conversion of $25,000 in convertible notes (500,000 shares) and they wanted to provide a former noteholder the same terms as all the other noteholders who had recently converted their notes (1,333,333).