Form 10-Q
period 2011-06-30
Lantis Laser Inc.
filed 2011-08-09
CIK 1413299

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
  SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

Commission file number 0-53585

LANTIS LASER INC.
(Exact Name Of Registrant As Specified In Its Charter)

Nevada	65-0813656
(State of Incorporation)	(I.R.S. Employer Identification No.)

41 Howe Lane, Freehold, NJ	07728
(Address of Principal Executive Offices)	(ZIP Code)

 Registrant's Telephone Number, Including Area Code: (732) 252-5146

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: On August 1, 2011, the Registrant had 350,810,302  shares of common stock issued and outstanding.

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

On April 22, 2011, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Lantis Acquisition Corp., a Wyoming corporation and wholly-owned subsidiary of the Company (“Merger Sub”), and TAG Minerals Inc., a Wyoming corporation (“TAG”), pursuant to which the Merger Sub was to be merged into TAG (the “Merger”). As a result of the Merger TAG becomes a wholly-owned subsidiary of the company. The transaction was completed on May 23, 2011 and the Company issued to the shareholders of TAG 165,000,000 shares of common stock which represented 50% of the total issued and outstanding shares at the time of the Merger in exchange for 100% of their shares in TAG. The transaction is intended to qualify, for federal income tax purposes as a reverse triangular merger under Section 368 of the Internal Revenue Code.

TAG is a U.S. based mineral resource acquisition, exploration and development company, with operations conducted through its operating affiliated company, TAG Minerals Zimbabwe (Private) Limited (“TAG - Z”). The company’s business is managed by its directors and officers who have mineral extraction and commercial experience. TAG’s strategy is to identify, acquire and exploit mineral properties that have potential. TAG is augmented by independent financial, geological, and mining professionals who advise the company on its mining and exploration projects throughout Zimbabwe, Africa.

The Company will now conduct the gold mining business of TAG and the dental technology business of Lantis Laser, Inc., another wholly-owned subsidiary.

Concurrent with the Merger Agreement, the Company’s former Chief Executive Officer and Executive Vice President Clinical Affairs and a Director of the Company resigned on May 6, 2011. The Company retained the former executives to continue to head up the dental technology subsidiary of the Company. These two executives received employment contracts dated May 23, 2011.

The President and Chief Executive Officer of TAG were named the new President and Chief Executive Officer of the Company. In addition, the remaining two shareholders of TAG became Directors in the Company.

In July 2011, TAG-Z, acquired 100% of the capital stock of Ontage Resources (Private) Limited (“Ontage”). Ontage holds a 10% stake in an existing operating gold mining producer, Slashwood Mining (Private) Limited (“Slashwood Mining”). Slashwood Mining owns eight custom gold milling centers in various locations in Zimbabwe, along with 30 mining claims encompassing approximately 2,000 acres. All of the gold milling centers and mining claims are completely outfitted with mining equipment, including gold-ore crushers, excavators, generators and dump trucks. Slashwood Mining has 200 employees and is expanding into mining projects.

Results of Operations

Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010.

The following is derived from, and should be read in conjunction with, our condensed consolidated financial statements, and related notes for the three months ended June 30, 2011 and 2010.

Operating revenues. The Company is a development stage company. To date, the Company has not generated any operating revenues, nor has the Company generated operating revenues since its inception in February 1998. Generation of sales of our OCT and NIR dental imaging products can only commence upon receiving FDA clearance to market.

Net loss from operations. For the three months ended June 30, 2011, our net loss was $124,915 compared to $154,427 for the same period in the prior year, representing a decrease of $29,512 or 19%. The decrease in our loss from operations was mainly due to the decrease in interest expense debt discount from $27,649 in the three months to June 30, 2010 compared to $0 in the three months to June 30, 2011 and the decrease in interest expense from $76,592 to $23,417 in the same relative periods. Professional, consulting and marketing fees increased to $40,815 in the three months ended June 30, 2011 as compared to $27,858 in the same period last year while wages and wage related expenses increased to $32,055 from $0 in the same relative period. General and administrative expenses increased to $23,531 in the three months ended June 30, 2011 from $8,953 in the same period in 2010 due to the lower level of activity.

Total other expenses. Other expenses were $22,893 for the three months ended June 30, 2011, compared to $111,895 for the three months ended June 30, 2010. This was due to the decrease in interest expense to $23,417 for the three months ended June 30, 2011 from $76,592 in the comparable period in 2010 as almost ninety percent of the 5% Senior Convertible Note notes had been converted to equity by the end of the period.   Interest expense debt discount decreased to $0 in the three months ended June 30, 2011 compared to $27,649 in the same period in 2010 as a result of the discount being fully amortized.  Debt issuance costs reduced to $0 in the three months ended June 30, 2011 compared to $7,654 in the same period in 2010, as the cost was fully amortized.

Net loss. We had a net loss applicable to common shares of $124,915, or $0.00 per share, for the three months ended June 30, 2011, compared to a net loss applicable to common shares of $154,427 or $0.00 per share, for the same period in the prior year. The reduction in net loss was principally due to the reduction in interest expense, a reduction in the interest expense debt discount and a reduction in the debt issuance costs.

Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010.

The following is derived from, and should be read in conjunction with, our condensed consolidated financial statements, and related notes for the three months ended June 30, 2011 and 2010.

Operating revenues. The Company is a development stage company. To date, the Company has not generated any operating revenues, nor has the Company generated operating revenues since its inception in February 1998. Generation of sales of our OCT and NIR dental imaging products can only commence upon receiving FDA clearance to market.

Net loss from operations. For the six months ended June 30, 2011, our net loss was $181,776 compared to $367,801 for the same period in the prior year, representing a decrease of $186,025 or 51%. The decrease in our loss from operations was mainly due to the decrease in interest expense debt discount from $109,906 in the six months to June 30, 2010 to $0 in the six months to June 30, 2011 and the decrease in interest expense from $152,054 to $61,200 in the same relative periods. Professional, consulting and marketing fees increased to $49,953 in the six months ended June 30, 2011 as compared to $37,719 in the same period last year while wages and wage related expenses increased to $32,055 from $0 in the same relative period. General and administrative expenses increased to $27,851 in the six months ended June 30, 2011 from $26,263 in the same period in 2010 due to the lower level of activity.

Total other expenses. Other expenses were $60,676 for the six months ended June 30, 2011, compared to $292,578 for the six months ended June 30, 2010. This was due to the decrease in interest expense to $61,200 for the six months ended June 30, 2011 from $152,054 in the comparable period in 2010 as almost ninety percent of the 5% Senior Convertible Note notes had been converted to equity by the end of the period.   Interest expense debt discount decreased to $0 in the six months ended June 30, 2011 compared to $109,906 in the same period in 2010 as a result of the discount being fully amortized.  Debt issuance costs reduced to $0 in the six months ended June 30, 2011 compared to $30,618 in the same period in 2010, as the cost was fully amortized.

Net loss. We had a net loss applicable to common shares of $181,776, or $0.00 per share, for the six months ended June 30, 2011, compared to a net loss applicable to common shares of $367,801 or $0.00 per share, for the same period in the prior year. The reduction in net loss was principally due to the reduction in interest expense, a reduction in the interest expense debt discount and a reduction in the debt issuance costs.

 Liquidity and Capital Resources

Total assets. On June 30, 2011, we had total assets of $175,237, compared to $33,972 on December 31, 2010.  Included in current assets is an amount of $150,000 for 5,000,000 shares issued as a deposit on a potential acquisition. The Company had cash and cash equivalents of $9,412 on June 30, 2011 compared to $9,382 equivalents at December 31, 2010. There were no prepaid expenses and other current assets as at June 30, 2011 and at December 31, 2010. Our fixed assets, which did not change significantly, were $15,825 on June 30, 2011, compared to $24,950 on December 31, 2010. Other assets related to debt issuance costs were $0 on June 30, 2011, and $0 on December 31, 2010.

Total liabilities. We had total liabilities of $1,149,414 on June 30, 2011 composed principally of notes for management’s accrued loans to the company amounting to $150,000, current accounts payable and accrued expenses of $432,039 and convertible notes payable, net of discount and beneficial conversion features of $409,500. Accrued interest due on the convertible notes payable amounted to $155,148 at December 31, 2010 as compared to $157,875 as at June 30, 2011.  On June 30, 2011 we had no long-term liabilities. At June 30, 2011, we had a negative working capital of $990,002 compared to a negative working capital of $2,174,372 on December 31, 2010. There is no guarantee that the Company will be able to raise enough capital or generate revenues to sustain its operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period.

Cash flow from operations. During the six month period ended June 30, 2011, we had a negative cash flow from operations of $82,594 compared to negative cash flow from operations of $57,925 during the same period in the prior year. Our lower negative cash flow from operations was mainly due to the reduction in the net operating loss from $367,801 in the same period in 2010 to $181,776 for the six months ended June 30, 2011; the reduction of amortization of debt issuance costs from $30,618 to $0 and the reduction of interest expense debt discount from $55,391 to $0 as these were fully amortized.  Interest expense beneficial conversion feature was reduced from $20,382 in the period from $54,515 as compared to June 30, 2010.  Accounts payable and accrued expenses increased to $59,917 in the six month period ended June 30, 2011 compared to a decrease of $22,741 in the same period in 2010.  Accrued interest on the unconverted portions of the 5% Convertible Note was reduced from $125,286 in the six months ended June 30, 2010 compared to $22,977 in the same period this year.

Cash flow from investing activities. The company had no investing activities during the six-month period ended June 30, 2010, and purchased $2,476 in equipment during the six months ended June 30, 2011.

Cash flow from financing activities. During the six months ended June 30, 2011, the Company received $80,000 from the proceeds of notes payable compared to $0 in the same period in 2010.  Proceeds from related parties amounted to $5,100 for the period ended June 30, 2011 compared to $58,682 in the same period in 2010.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK Back to Table of Contents

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES Back to Table of Contents

Evaluation of disclosure controls and procedures. We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. As of June 30, 2011, the reporting period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, who are same person, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are not effective as of June 30,2011 due to the fact that we have not been funded effectively for us to separate these two functions. We plan on making changes in the upcoming year to become more effective and properly segregate these functions.

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

As soon as feasible Management intends to engage a Chief Financial Officer to ensure that internal controls and procedures are fully effective.  For the three months ended June 30, 2011, management feels that our internal controls over financial reporting was not effective.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

In March, April and May 2007, the Company issued 5% Senior Convertible three year notes to investors in the amount of $2,526,500, which equaled the gross proceeds raised by the Company (the “Convertible Notes”).  The Convertible Notes are convertible to shares of the Company’s common stock anytime in the three-year period at a fixed conversion price of $.15.  In May 2009, convertible notes of $125,000 were converted, at a fixed conversion rate of $.15 per share, into 833,334 shares of common stock.  This conversion reduced the outstanding principal to a balance of $2,401,500. In an effort to reduce the liabilities of the Company, on July 1, 2010, the Company offered the Noteholders the opportunity to convert their Notes to common stock at a price of $0.05 (originally a $0.15 conversion price), including any and all outstanding interest.  In addition, the Company offered to reset the exercise price of the warrants attached to the Notes to $0.075 from $0.15, and to extend the warrants for a further three years from the original date for all warrant holders.  Approximately 90% of noteholders have agreed to accept the terms of the conversion. Through June 30, 2010, convertible notes of $2,117,000, including $404,413 of accrued interest, were converted to 42,340,000 shares of common stock. This conversion reduced the outstanding principal balance of the notes to $409,500.

The Notes were issued in four closings in 2007: $1,722,500 on March 30; $407,000 on April 20; $315,000 on April 30, and $82,000 on May 17.  Due to lack of sufficient cash resources, the Company is in default on the redemption of the outstanding principal and interest on all these Notes which were due to be redeemed three years after their date of issue.

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

/s/ Al Pietrangelo
Al Pietrangelo
CEO and CFO
Dated: August 8, 2011

LANTIS LASER INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED JUNE 30, 2011 AND 2010

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Page(s)

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS	2

CONDENSED CONSOLIDATED BALANCE SHEETS AS OF JUNE 30, 2011 (UNAUDITED)AND DECEMBER 31, 2010	3

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010 (UNAUDITED) WITH CUMULATIVE TOTALS SINCE JANUARY 14, 1998 (INCEPTION)	4

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE MONTHD ENDED JUNE 30, 2011 AND 2010 (UNAUDITED) WITH CUMULATIVE TOTALS SINCE JANUARY 14, 1998 (INCEPTION)	5

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010 (UNAUDITED) WITH CUMULATIVE TOTALS SINCE JANUARY 14, 1998 (INCEPTION)	6

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 2011 AND 2010 (UNAUDITED)	7-30

LANTIS LASER INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED BALANCE SHEETS
JUNE 30, 2011 (UNAUDITED) AND DECEMBER 31, 2010

	(UNAUDITED)
	JUNE 30,	DECEMBER 31,
	2011	2010

ASSETS

Current Assets:
Cash and cash equivalents	$9,412	$9,382
Deposit on potential acquisition	150,000	-

Total Current Assets	159,412	9,382

Fixed assets, net of depreciation	15,825	24,590

TOTAL ASSETS	$175,237	$33,972

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

LIABILITIES
Current Liabilities:
Accrued interest - convertible notes	$157,875	$155,148
Accounts payable and accrued expenses	432,039	438,946
Related party payable	-	1,100,542
Convertible promissory note - related parties	150,000	-
Convertible notes payable, net of discount and beneficial conversion feature	409,500	489,118

Total Current Liabilities	1,149,414	2,183,754

Total Liabilities	1,149,414	2,183,754

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $.001 Par Value; 10,000,000 shares authorized and 0 shares issued and outstanding	-	-
Common stock, $.001 Par Value; 990,000,000 shares authorized and 350,810,302 and 139,874,905 shares issued and outstanding	350,809	139,874
Additional paid-in capital	7,995,453	6,949,807
Additional paid-in capital - warrants	1,268,787	1,167,987
Deficits accumulated during the development stage	(10,589,226)	(10,407,450)

Total Stockholders’ Equity (Deficit)	(974,177)	(2,149,782)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$175,237	$33,972

The accompanying notes are an integral part of the consolidated financial statements

LANTIS LASER INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010
WITH CUMULATIVE TOTALS SINCE JANUARY 14, 1998 (INCEPTION)

			CUMULATIVE
			TOTALS SINCE
	SIX MONTHS ENDED		INCEPTION
	JUNE 30,		JANUARY 14,
	2011	2010	1998

OPERATING REVENUES
Sales	$-	$-	$-

OPERATING EXPENSES

Research and development	-	-	2,129,906
Wages and wage related expenses	32,055	-	1,012,036
Professional, consulting and marketing fees	49,953	37,719	4,483,890
Other general and administrative expenses	27,851	26,263	605,525
Depreciation	11,241	11,241	124,970
Total Operating Expenses	121,100	75,223	8,356,327

LOSS BEFORE OTHER INCOME (EXPENSE)	(121,100)	(75,223)	(8,356,327)

Amortization of debt issuance costs	-	(30,618)	(287,571)
Loss in investment under equity method	-	-	(167,664)
Gain on conversion of interest	524	-	524
Interest expense - debt discount	-	(109,906)	(1,017,246)
Interest income (expense), net	(61,200)	(152,054)	(760,942)
Total Other Income (expense)	(60,676)	(292,578)	(2,232,899)

NET LOSS BEFORE PROVISION FOR INCOME TAXES	(181,776)	(367,801)	(10,589,226)
Provision for Income Taxes	-	-	-

NET LOSS APPLICABLE TO COMMON SHARES	$(181,776)	$(367,801)	$(10,589,226)

NET LOSS PER BASIC AND DILUTED SHARES	(0.00)	(0.00)	(0.23)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	201,437,676	100,433,616	46,666,809

LANTIS LASER INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE MONTHS ENDED JUNE 30, 2011 AND 2010
WITH CUMULATIVE TOTALS SINCE JANUARY 14, 1998 (INCEPTION)

			CUMULATIVE
			TOTALS SINCE
	THREE MONTHS ENDED		INCEPTION
	JUNE 30,		JANUARY 14,
	2011	2010	1998

OPERATING REVENUES
Sales	$-	$-	$-

OPERATING EXPENSES

Research and development	-	-	2,129,906
Wages and wage related expenses	32,055	-	1,012,036
Professional, consulting and marketing fees	40,815	27,958	4,483,890
Other general and administrative expenses	23,531	8,953	605,525
Depreciation	5,621	5,621	124,970
Total Operating Expenses	102,022	42,532	8,356,327

LOSS BEFORE OTHER INCOME (EXPENSE)	(102,022)	(42,532)	(8,356,327)

Amortization of debt issuance costs	-	(7,654)	(287,571)
Loss in investment under equity method	-	-	(167,664)
Gain on conversion of interest	524	-	524
Interest expense - debt discount	-	(27,649)	(1,017,246)
Interest income (expense), net	(23,417)	(76,592)	(760,942)
Total Other Income (expense)	(22,893)	(111,895)	(2,232,899)

NET LOSS BEFORE PROVISION FOR INCOME TAXES	(124,915)	(154,427)	(10,589,226)
Provision for Income Taxes	-	-	-

NET LOSS APPLICABLE TO COMMON SHARES	$(124,915)	$(154,427)	$(10,589,226)

NET LOSS PER BASIC AND DILUTED SHARES	(0.00)	(0.00)	(0.23)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	259,774,806	100,663,110	46,666,809

The accompanying notes are an integral part of the consolidated financial statements

LANTIS LASER INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010
WITH CUMULATIVE TOTALS SINCE JANUARY 14, 1998 (INCEPTION)

			CUMULATIVE
	SIX MONTHS ENDED		TOTALS SINCE
	JUNE 30,		INCEPTION
	2011	2010	JANUARY 14, 1998

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(181,776)	$(367,801)	$(10,589,226)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	11,241	11,241	124,970
Amortization of debt issuance costs	-	30,618	287,571
Interest expense - debt discount	-	55,391	504,606
Interest expense - beneficial conversion feature	20,382	54,515	533,023
Gain on conversion of interest	(524)	-	(524)
Loss on investment under equity method	-	-	167,664
License fees payable for research and development	-	-	605,000
Warrants issued to former noteholders and consultants	-	-	469,897
Common stock issued for consulting services	20,468	20,000	899,518
Cash flow effect of reverse merger	(35,279)	-	(35,279)

Changes in assets and liabilities
Decrease (increase) in prepaid expenses	-	35,566	2,205,000
Increase (decrease) in accounts payable and and accrued expenses	59,917	(22,741)	1,624,699
Accrued interest on convertible notes	22,977	125,286	488,766
Total adjustments	99,182	309,876	7,874,911

Net cash used in operating activities	(82,594)	(57,925)	(2,714,315)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of fixed assets	(2,476)	-	(140,795)
Investment under equity method	-	-	(167,664)

Net cash used in investing activities	(2,476)	-	(308,459)

CASH FLOWS FROM FINANCING ACTIVITES
Proceeds from notes payable	80,000	-	277,000
Proceeds from exercise of warrants	-	-	34,984
Increase (decrease) in bank overdraft	-	(757)	-
Proceeds from convertible notes and warrants, net of debt issuance costs	-	-	2,284,310
Payments of license fee payable	-	-	(225,000)
Proceeds from private placement, net of fees	-	-	521,500
Proceeds (payments) from related parties	5,100	58,682	139,392

Net cash provided by financing activities	85,100	57,925	3,032,186

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	30	-	9,412

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	9,382	-	-

CASH AND CASH EQUIVALENTS - END OF PERIOD	$9,412	$-	$9,412

CASH PAID DURING THE YEAR FOR:
Income taxes	$-	$-	$-
Interest expense	$-	$86	$93,517

SUPPLEMENTAL NONCASH INFORMATION:

Conversion of notes and interest for common stock, net of discounts and issuance costs	$199,726	$-	$2,936,031
Conversion of license fee payable into capital	$-	$-	$380,000
Common stock issued for consulting services	$20,468	$20,000	$899,518
Warrants issued to former noteholders and consultants	$-	$-	$469,897
Common stock issued for deposit on potential acquistion	$150,000	$-	$150,000
Common stock issued for prepaid expenses	$-	$-	$2,205,000
Conversion of accrued expenses for note payable-related parties	$-	$-	$960,000
Conversion of note payable-related parties and accrued interest to warrants	$1,022,466	$-	$1,022,466
Effect of reverse merger with TAG Minerals, Inc.
Cash	$24,771	$-	$24,771
Accounts payable and accrued expenses	(50)	-	(50)
Effect on retained earnings	(60,000)	-	(60,000)
Cash flow effect from reverse merger	$(35,279)	$-	$(35,279)

The accompanying notes are an integral part of the consolidated financial statements

LANTIS LASER INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011 AND 2010 (UNAUDITED)

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
JUNE 30, 2011 AND 2010 (UNAUDITED)

NOTE 1 -	ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

The Company was formed to commercialize the application of novel technologies in the dental industry.  The criteria for selected products include competitive edge, exclusivity and large market potential.  The Company is in development of its Optical Coherence Tomography ("OCT") "Dental Imaging" as its first product.  The Company has licensed the exclusive rights for the dental field for the OCT patented technology from Lawrence Livermore National Laboratories. OCT was invented in the early 1990’s at Massachusetts Institute of Technology and it is currently being commercialized in ophthalmology and cardiovascular imaging.

On May 31, 2007, the Company entered into an exclusive licensing agreement for the field of dentistry with The University of Florida Research Foundation for technology relevant to the imaging probe of its Dental Imaging System; the Agreement carries a $1,000 initial licensing fee.

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

OCT is a diagnostic imaging technology that is based on advanced photonics and fiber optics.  It enables the capture of cross-sectional images of tissue with an axial resolution of up to ten times that of x-ray, providing tissue characterization and images that cannot be obtained by any other means, including x-ray.  Information is captured by shining a near- infrared light through a single optical fiber only .006” diameter deep into the internal structures of the subject tissue.

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

On April 22, 2011, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Lantis Acquisition Corp., a Wyoming corporation and wholly-owned subsidiary of the Company (“Merger Sub”), and TAG Minerals Inc., a Wyoming corporation (“TAG”), pursuant to which the Merger Sub was to be merged into TAG (the “Merger”). As a result of the Merger TAG becomes a wholly-owned subsidiary of the company. The transaction was completed on May 23, 2011 and the Company issued to the shareholders of TAG 165,000,000 shares of common stock which represented 50% of the total issued and outstanding shares at the time of the Merger in exchange for 100% of their shares in TAG. The transaction is intended to qualify, for federal income tax purposes as a reverse triangular merger under Section 368 of the Internal Revenue Code.

LANTIS LASER INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011 AND 2010 (UNAUDITED)

NOTE 1 -	ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

TAG is a U.S. based mineral resource acquisition, exploration and development company, with operations conducted through its operating affiliated company, TAG Minerals Zimbabwe (Private) Limited (“TAG - Z”). The company’s business is managed by its directors and officers who have mineral extraction and commercial experience. TAG’s strategy is to identify, acquire and exploit mineral properties that have potential. TAG is augmented by independent financial, geological, and mining professionals who advise the company on its mining and exploration projects throughout Zimbabwe, Africa.

The Company will now conduct the gold mining business of TAG and the dental technology business of Lantis Laser, Inc., another wholly-owned subsidiary.

Concurrent with the Merger Agreement, the Company’s former Chief Executive Officer and Executive Vice President Clinical Affairs and a Director of the Company resigned on May 6, 2011. The Company retained the former executives to continue to head up the dental technology subsidiary of the Company. These two executives received employment contracts dated May 23, 2011.

The President and Chief Executive Officer of TAG were named the new President and Chief Executive Officer of the Company. In addition, the remaining two shareholders of TAG became Directors in the Company.

At the time of the Merger, the Board of Directors approved the conversion of an outstanding note for each officer totaling $960,000 plus accrued interest of $62,466 into 14,400,000 cashless warrants. The warrants have a term of five-years, with an exercise price of $0.075. The Company performed a black-scholes calculation to determine the value of the warrants, and it was determined to have a value of $100,800. The gain on the conversion of the related party debt to warrants of $921,666 is reflected in additional paid-in capital.

The other related party debt of $150,000 at the time of the Merger was converted to a convertible note. The notes will be repaid at the rate of 5% of any funding, whether debt or equity, received by the Company or its subsidiaries, or 5% of net revenues of the Company until repaid in full. The noteholders have the right to convert any amounts outstanding and due to them at $0.075 per share at their sole discretion.

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
JUNE 30, 2011 AND 2010 (UNAUDITED)

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

Going Concern

As shown in the accompanying consolidated financial statements the Company has incurred recurring losses of $181,776 and $367,801 for the six months ended June 30, 2011 and 2010 respectively, and has incurred a cumulative loss of $10,589,226 since inception (January 14, 1998).  The Company has a working capital deficit in the amount of $990,002 as of June 30, 2011.  The Company is currently in the development stage and has recently merged the gold mining business of TAG into their Company in addition to the OCT and NIR technology for which they currently hold exclusive licenses for dental applications.

With gold prices steadily increasing and the contacts for mining rights that the principals of the Company maintain in Zimbabwe, the Company remains positive on the future.

There is no guarantee that the Company will be able to raise enough capital or generate revenues to sustain its operations.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period.

Management believes that the Company’s capital requirements will depend on many factors.  These factors include finding potential acquisition targets for TAG, and how these targets can be acquired, i.e. cash, debt or common stock as well as generating cash flow either through operations or through private placements to complete the final phase of development, product implementation and distribution first nationally, then internationally of the dental technology that the Company has.

Additionally, the Company continues to convert their debt into equity, and as a result has reduced their working capital deficit.

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
JUNE 30, 2011 AND 2010 (UNAUDITED)

NOTE 2 -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Principles of Consolidation

The consolidated financial statements include the accounts of the Company its wholly owned subsidiaries and variable interest entities (“VIEs”) for which the Company is the primary beneficiary.  All significant intercompany accounts and transactions have been eliminated in consolidation.

The Company has adopted the provisions of ASC 810-10-5, “Consolidation of VIEs”. ASC 810-10-5 requires a VIE to be consolidated by a company if that company is subject to a majority of the risk of loss for the VIE or is entitled to receive a majority of the VIEs residual returns.

TAG Minerals Inc. on January 4, 2011, then amended on April 2, 2011 acquired a 49% interest in TAG – Z for a 33% interest in TAG. The remaining 51% ownership in TAG – Z is held by a Director of the Company, a Zimbabwe resident, Tapiwa Gurupira. TAG – Z will be the operating arm of TAG, initially, -, with the Company being the primary beneficiary of all the activities of its subsidiary, TAG, and their affiliated company TAG – Z.

As a result of this investment by TAG, TAG – Z has been identified by the Company as a VIE. As of June 30, 2011, there are no identifiable assets or liabilities of TAG – Z and there has been no business conducted. In June 2011, the Company issued 5,000,000 shares of common stock (value of $150,000), as a deposit for a potential acquisition of TAG – Z.

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
JUNE 30, 2011 AND 2010 (UNAUDITED)

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

Research and Development

The Company annually incurs costs on activities that relate to research and development of new technology and products.  Research and development costs are expensed as incurred.  Certain of these costs would be reduced by government grants and investment tax credits where applicable.  The Company has expensed its payments in connection with the license agreement as research and development costs.  There has been very little costs related to research and development in the past few years as funding for this has been minimal.

Revenue Recognition

The Company has not recognized revenues to date.  The Company anticipates recognizing revenue in accordance with the contracts it enters into for the distribution of the products that are currently in development for the dental technology, and the contracts they enter into for their gold mining business.

Income Taxes

Under ASC 740 the liability method is used in accounting for income taxes.  Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

Uncertainty in Income Taxes

Under ASC 740-10-25 recognition and measurement of uncertain income tax positions is required using a “more-likely-than-not” approach.  Management evaluates their tax positions on an annual basis and has determined that as of June 30, 2011 no additional accrual for income taxes is necessary.

Advertising Costs

The Company expenses the costs associated with advertising as incurred.  Advertising expenses for the six months ended June 30, 2011 and 2010 are included in professional, consulting and marketing fees in the consolidated statements of operations.

LANTIS LASER INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011 AND 2010 (UNAUDITED)

NOTE 2 -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Fixed Assets

Fixed assets are stated at cost.  Depreciation is computed using the straight-line method over the estimated useful lives of the assets; computer and medical equipment – 3-5 years, and furniture and fixtures - 5 years.

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

Segment Information

The Company follows the provisions of ASC 280-10, "Disclosures about Segments of an Enterprise and Related Information”.  This standard requires that companies disclose operating segments based on the manner in which management disaggregates the Company in making internal operating decisions.  The Company, effective May 23, 2011, operates in two reporting segments. The segments are dental technology and mining activities.

LANTIS LASER INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011 AND 2010 (UNAUDITED)

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

The following is a reconciliation of the computation for basic and diluted EPS:

			Cumulative
			Totals since
	June 30,	June 30,	January 14, 1998
	2011	2010	(Inception)
Net loss	$(181,776)	$(367,801)	$(10,589,226)

Weighted-average common shares
Outstanding (Basic)	201,437,676	100,433,616	46,666,809
Weighted-average common stock
Equivalents
Convertible Notes	10,190,000	16,009,999	10,190,000
Stock options	-	-	-
Warrants	28,886,066	14,486,066	28,886,066

Weighted-average commons shares
Outstanding (Diluted)	240,513,742	130,929,681	85,742,875

LANTIS LASER INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011 AND 2010 (UNAUDITED)

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

Debt Issuance Costs

Debt issuance costs relate to the fees paid in connection with the Convertible Notes.  These fees are being amortized over the life of the Convertible Notes which is three years.  Should the notes be converted prior to the maturity date of three years, then the debt issuance costs will be amortized sooner.  The Company amortized $0 and $30,618 for the six months ended June 30, 2011 and 2010, respectively.

LANTIS LASER INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011 AND 2010 (UNAUDITED)

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
JUNE 30, 2011 AND 2010 (UNAUDITED)

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
JUNE 30, 2011 AND 2010 (UNAUDITED)

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

In December, the Company adopted FASB ASU No. 2009-17, “Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities” (Topic 810”). (“ASU 2009-17”). ASU 2009-17 provides clarification on determination of entities included in financial statements as VIEs. Adoption of ASU 2009-17 is not expected to have a material impact on the Company’s results of operations or financial condition.

LANTIS LASER INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011 AND 2010 (UNAUDITED)

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

NOTE 3 -	FIXED ASSETS

Fixed assets as of June 30, 2011 (unaudited) and December 31, 2010 were as follows:

	Estimated	(unaudited)
	Useful Lives	June 30,	December 31
	(Years)	2011	2010

Computer and medical equipment	3-5	$128,795	$126,319
Software	3	12,000	12,000
		140,795	138,319
Less: accumulated depreciation		(124,970)	(113,729)
Fixed assets, net		$15,825	$24,590

There was $11,241 and $11,241 charged to operations for depreciation expense for the six months ended June 30, 2011 and 2010, respectively.

NOTE 4 -	CONVERTIBLE NOTES

Original Noteholders

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

LANTIS LASER INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011 AND 2010 (UNAUDITED)

NOTE 4 -	CONVERTIBLE NOTES (CONTINUED)

Original Noteholders (Continued)

In addition, the Company offered to reset the exercise price of the warrants that were issued with the Notes to $0.075 from $0.15 and $0.25 and extend the warrants for a further three years from the original date of issue for all warrant holders.

Approximately 90% of noteholders have agreed to accept the terms of the conversion. Through June 30, 2010, convertible notes of $2,117,000, including $404,413 of accrued interest was converted to 42,340,000 shares of common stock. This conversion reduced the outstanding principal balance to a balance of $409,500.  The Company determined that there was no material modification to the debt instrument under ASC 47-50-40, as the embedded conversion option immediately before and after the modification of the debt instrument was under the 10% threshold.

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
i) Convertible Notes - $2,013,368; and
ii) Warrants (also Debt Discount) - $513,132

The debt discount of $1,018,432 was amortized using the effective interest method over the life of the Convertible Notes of three years.  As part of the transaction, the Company incurred $292,190 of debt issuance costs.

Interest expense on the Original Noteholders Convertible Notes for the six months ended June 30, 2011 and 2010 was $22,108 and $125,286, respectively and $157,875 is accrued at June 30, 2011.  A total of $404,413 of accrued interest was converted into common stock at the time of the note conversions in 2010 and 2011. Interest expense on the debt discount was $0 and $55,391 for the six months ended June 30, 2011 and 2010, respectively, and amortization of the discount on the beneficial conversion feature was $0 and $54,515, respectively for the six months ended June 30, 2011 and 2010.

As a result of the Company’s failure to timely pay the interest in May 2009, the convertible notes are in technical default.  Therefore, the Company has reclassified the debt to current liabilities.  The summary of the Convertible Notes is as follows at June 30, 2011:

$409,500 Convertible Notes at 10% interest per annum due on demand	$409,500

LANTIS LASER INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011 AND 2010 (UNAUDITED)

NOTE 4 -	CONVERTIBLE NOTES (CONTINUED)

Asher Enterprises

In August 2010, the Company entered into a Convertible Promissory Note with Asher Enterprises Inc. in the amount of $50,000.  The Convertible Note is convertible to shares of the Company’s common stock anytime in the nine-month period at a variable conversion price meaning 58% multiplied by the market price, the average of the lowest three trading prices.  The Company has recorded a discount of $36,207 as the value of the beneficial conversion option. In the six months ended June 30, 2011, the Company converted $50,000 of the note (the entire principal portion) into 16,440,977 shares of stock. Additionally, 689,655 shares of common stock were issued to convert $2,000 of interest.

Interest expense on the Asher Enterprise Convertible Note for the six months ended June 30, 2011 and 2010 was $869 and $0, respectively.  The Asher Enterprise Convertible Note has $0 remaining principal balance.

NOTE 5 -	CONVERTIBLE NOTES – RELATED PARTIES

In May 2011, the Company converted two 5% interest bearing notes with the former Directors of the Company, and now officers of the dental technology subsidiary in the amount of $149,017 into new Convertible Notes totaling $150,000. The $983 variance was recorded by the Company as an expense.

The Convertible Notes will be repaid at the rate of 5% of any funding, whether debt or equity, received by the Company or its subsidiaries, or 5% of net revenues of the Company. The noteholders have the right to convert any amounts outstanding and due to them at $0.075 per share at their sole discretion.

As of June 30, 2011, the remaining principal balance is $150,000.

NOTE 6 -	RELATED PARTY LOANS

The Company has unsecured loans with two of its directors.  There was $149,017 outstanding in May 2011.  These loans were made to fund the Company with working capital during the development stage.  The loans are accruing interest at a rate of 5% per annum.  Interest expense during the six months ended June 30, 2011 and 2010 was $3,375 and $2,965. These loans were converted into Convertible Notes (see Note 5).

The Company had entered into employment agreements with its two senior officers through December 31, 2009.  The agreements obligated the Company to pay these officers $200,000 per year through December 31, 2009.  Total commitment for the Company was $960,000. The amount is due December 31, 2012, however, there is no prepayment penalty. Concurrent with the Merger, the Directors who are owed the $960,000 plus $62,466 in accrued interest that remained outstanding agreed to convert these amounts into 14,400,000 warrants.

The warrants have a term of five-years, with an exercise price of $0.075. The Company performed a black-scholes calculation to determine the value of the warrants, and it was determined to have a value of $100,800. The gain on the conversion of the related party debt to warrants of $921,666 is reflected in additional paid-in capital.

LANTIS LASER INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011 AND 2010 (UNAUDITED)

NOTE 7 -	LICENSE AND ROYALTY FEES

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
On February 18, 2009, the Company and Lawrence Livermore entered into an Amended License Agreement, which has been amended nine times, most recently in Amendment Nine dated June 23, 2011 whereby, the Lawrence Livermore extended the due dates of the minimum royalty fees for 2009 ($20,000) and 2010 ($20,000) until December 15, 2011 and 2011 ($20,000) until February 28, 2012. The remaining minimum royalty fees for 2012 and thereafter remain the same as in the original agreement: 2012 ($20,000) due February 28, 2012; 2013 ($60,000) due February 28, 2013; 2014 ($100,000) due February 28, 2014; and 2015 and thereafter for the life of the Agreement ($250,000) due February 28, 2015, and February 28 of each year thereafter for the life of the Agreement.

The $40,000 that remains outstanding to Lawrence Livermore is accrued for as of June 30, 2011.

LANTIS LASER INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011 AND 2010 (UNAUDITED)

NOTE 7 -	LICENSE AND ROYALTY FEES (CONTINUED)

LightLab

The Company entered into a Non-Exclusive License Agreement for Imaging Patents between themselves and LightLab Imaging, LLC entered into August 8, 2001.

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

There were no amounts outstanding to LightLab as of June 30, 2011.

University of Florida

On May 31, 2007, the Company entered into an exclusive licensing agreement for the field of dentistry with The University of Florida Research Foundation for novel technology relevant to the imaging probe of its Dental Imaging System.  The Agreement carries a $1,000 initial licensing fee with royalty payments to commence in 2008.

The Company has paid the minimum fees in 2008 and the minimum royalty for 2009 originally due by December 31, 2009 has been deferred until July 31, 2011 and is in accounts payable as it is unpaid as of June 30, 2011. The Company did pay some patent fees of $123 in 2009 to the University of Florida. In addition, the first year of sale under the agreement has been amended to 2011 from 2009.

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

The Company has amended this agreement five times, most recently on June 30, 2011, whereby milestones were updated to provide adequate time for the Company to complete development, obtain FDA clearance and transition to marketing and manufacturing.  Minimum royalties are required as follows:

LANTIS LASER INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011 AND 2010 (UNAUDITED)

NOTE 7 -	LICENSE AND ROYALTY FEES (CONTINUED)

University of California – San Francisco (Continued)

First year of sales, or no later than 2012	$10,000
Second year	50,000
Third year	100,000
Fourth year	150,000
Fifth and subsequent years	200,000

The latest amendment deferred payment of the annual license maintenance fees due July 9, 2009, July 9, 2010 and July 9, 2011 ($5,000 per year for a total of $15,000) until November 30, 2011.

NOTE 8 -	COMMITMENTS

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

LANTIS LASER INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011 AND 2010 (UNAUDITED)

NOTE 9 -	STOCKHOLDERS’ EQUITY (DEFICIT)

Common Stock and Preferred Stock

As of June 30, 2011, the Company has 990,000,000 shares of common stock authorized with a par value of $.001.  On December 9, 2004, Lantis Laser Inc. increased the authorized shares from 250,000,000 to 990,000,000.  They also removed the 1,000,000 shares of preferred stock from its charter, and on January 23, 2007, amended their articles of incorporation to create a class of preferred stock, and authorized the issuance of 10,000,000 shares of preferred stock at $.001 par value.  No shares have been issued to date.

The Company has 350,810,302 shares issued and outstanding as of June 30, 2011.

During the six months ended June 30, 2011, the Company issued:

16,440,977 shares of common stock in conversion of $50,000 in convertible notes to Asher Enterprises, and 689,655 shares of common stock to convert $2,000 of accrued interest to Asher Enterprises.

165,000,000 shares of common stock for 100% of the shares of TAG Minerals Inc., in a reverse merger.

16,071,432 shares of common stock to convert $80,000 of convertible note payables.

5,400,000 shares of common stock for services rendered in the amount of $20,468.

2,333,333 shares of common stock to convert $50,000 of convertible notes to old noteholders and convert $17,726 in accrued interest.

5,000,000 shares of common stock as a deposit for a potential acquisition for TAG Z valued at $150,000.

During the year ended December 31, 2010, the Company issued:

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

LANTIS LASER INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011 AND 2010 (UNAUDITED)

NOTE 9 -	STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED)

Common Stock and Preferred Stock (Continued)

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

The Company received 3,000,000 shares of stock in settlement of its complaints against Ice Cold Stocks, LLC and DC International Consulting LLC.  These shares were returned to the Treasury and retired (see Note 12).

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

LANTIS LASER INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011 AND 2010 (UNAUDITED)

NOTE 9 -	STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED)

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

In May 2011, the Company converted $1,022,466 in related party notes and accrued interest into 14,400,000 warrants. The warrants have a term of five-years, with an exercise price of $0.075. The Company performed a black-scholes calculation to determine the value of the warrants, and it was determined to have a value of $100,800. The gain on the conversion of the related party debt to warrants of $921,666 is reflected in additional paid-in capital.

LANTIS LASER INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011 AND 2010 (UNAUDITED)

NOTE 9 -	STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED)

Warrants (Continued)

The following is a breakdown of the warrants:

	Exercise	Date
Warrants	Price	Issued	Term

3,250,000	$0.075	09/28/2006	8 Years
1,372,400	$0.075	09/28/2006	8 Years
178,750	$0.075	09/28/2006	8 Years
6,737,333	$0.075	05/01/2007	8 Years
2,947,583	$0.075	05/17/2007	8 Years
14,400,000	$0.075	05/23/2011	5 Years
28,886,066

The warrant agreements contain no clauses regarding adjustments to exercise price, net settlement provisions, registration rights or liquidated damages clauses.

NOTE 10 -	PROVISION FOR INCOME TAXES

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

At June 30, 2011, deferred tax assets consist of the following:

Net operating losses	$3,297,604

Valuation allowance	(3,297,604)

$-

At June 30, 2011, the Company had a net operating loss carryforward in the amount of $9,698.835 available to offset future taxable income through 2031.  The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.  A reconciliation of the Company’s effective tax rate as a percentage of income before taxes and federal statutory rate for the periods ended June 30, 2011 and 2010 is summarized as follows:

	2011	2010
Federal statutory rate	(34.0)%	(34.0)%
State income taxes, net of federal benefits	3.3	3.3
Valuation allowance	30.7	30.7
	0%	0%

LANTIS LASER INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011 AND 2010 (UNAUDITED)

NOTE 11 -	JOINT VENTURE AGREEMENT WITH LEI

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
JUNE 30, 2011 AND 2010 (UNAUDITED)

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

The following table represents the fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2011:

	Level 1	Level 2	Level 3	Total

Cash	9,412	-	-	9,412

Total assets	9,412	-	-	9,412

Convertible notes	-	-	559,500	559,500

Total liabilities	-	-	559,500	559,500

NOTE 13 –	SUBSEQUENT EVENTS

In July 2011, TAG-Z, acquired 100% of the capital stock of Ontage Resources (Private) Limited (“Ontage”). Ontage holds a 10% stake in an existing operating gold mining producer, Slashwood Mining (Private) Limited (“Slashwood Mining”). Slashwood Mining is a registered percentage owner of 8 custom gold milling centers across various locations in Zimbabwe, along with ownership of 30 mining claims encompassing approximately 2,000 acres. All of the gold milling centers and mining claims are completely outfitted with mining equipment, including gold-ore crushers, excavators, generators and dump trucks. Slashwood Mining has 200 employees and is forging a path of expansion into mining projects.