Form 10-K/A
period 2010-12-31
Lantis Laser Inc.
filed 2011-11-10
CIK 1413299

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/ A
Amendment No. 1

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

As of April 12 , 2011, the aggregate market value of all voting and non-voting common equity held by non-affiliates was $ 636,394 .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

As of April 12 , 2011, 151,561,435 shares of common stock, $0.001 par value per share, were issued and outstanding.

Documents Incorporated by Reference: None

LANTIS LASER, INC.
 10-K ANNUAL REPORT
For the Fiscal Year Ended December 31, 2009

TABLE OF CONTENTS

		Page

PART I

Item 1.	Business	3

Item 1A.	Risk Factors	10

Item 2.	Properties	18

Item 3.	Legal Proceedings	18

Item 4.	Submission of Matters to a Vote of Securities Holders	18

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	18

Item 6.	Selected Financial Data	18

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	24

Item 8.	Financial Statements and Supplementary Data	25

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	26

Item 9A.	Controls and Procedures	26

Item 9B.	Other Information	27

PART III

Item 10.	Directors and Executive Officers of the Registrant	28

Item 11.	Executive Compensation	29

Item 12.	Security Ownership of Certain Beneficial Owners and Management	30

Item 13.	Certain Relationships and Related Transactions	30

Item 14.	Principal Accounting Fees and Services	31

PART IV

Item 15.	Exhibits, Financial Statement Schedules	31

EX-23.1 Consent of Independent Registered Public Accounting Firm
EX-31.1 Section 302 Certification of CEO
EX-31.2 Section 302 Certification of CFO
EX-32.1 Section 906 Certification of CEO
EX-32.2 Section 906 Certification of CFO

Explanatory Note

On April 12, 2011, Lantis Laser Inc., a Nevada corporation (“Lantis Laser” or the "Company"), filed its annual report on Form 10-K. This Amendment No. 1 to Form 10-K for the year ended December 31, 2010, hereby amends and restates the prior Form 10-K with certain modifications as a result of comments by the SEC. There are no changes to the financial statements or the Company's financial results for the year ended December 31, 2010.

This Form 10-K/A speaks as of the original filing date of the Form 10-K and does not reflect events that may have occurred subsequent to the original filing date.

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

Item 1. Business

Overview

We were formed to commercialize the application of novel technologies in the dental industry. Our first product we are developing and plan to market, after we obtain FDA clearance, is a diagnostic dental imaging device based on a light-based technology known as optical coherence tomography or OCT System. We have the exclusive rights to OCT for diagnostic applications in dentistry in terms of our license agreement with Lawrence Livermore National Laboratories (“Livermore”). We had license agreement with LightLab Imaging for a portfolio of enabling patents relating to the scanning of tissue.  This license terminated in July 2010 and LightLab did not want to renew it at that time, as the company had recently been acquired.  They indicate that this could be reviewed once Lantis was closer to commercialization of its OCT System for dental application. We also have an exclusive license with University of Florida for a patented technology relating to the probe scanner which we may deploy in our OCT System.  In July 2008 we signed an exclusive agreement with The Regents of California for a patent pending technology called “Nearinfrared Transillumination for the Detection of Tooth Decay” or NIR System.  This technology is synergistic with OCT as both modalities use the same light source but provide different views of oral structures. We expect to integrate NIR with our OCT System in the form of a chairside platform and also sell it separately as a standalone diagnostic imaging aid, subject to obtaining sufficient capital to complete development of OCT and NIR. Before we can market these devices we would need to obtain FDA.

In June 2008, we entered into a strategic agreement with AXSUN Technologies, Inc. (“AXSUN”) whereby AXSUN would develop and supply the OCT Engine, based on their advanced and patented technology, for our OCT System. Due to lack of funding, in April 2009 we defaulted on a payment due in terms of the development agreement and were formally advised in writing on March 17, 2010 of termination of the agreement. We have both agreed to enter into a new agreement once the Company obtains sufficient capital to complete the development program and is in a position to enter into a new supply agreement.

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

In June 2010, we announced that we had signed a Letter of Intent to merge with Perio-Imaging Inc., a company that was developing a complimentary imaging product for measuring periodontal pockets.  Completion of the merger was subject to raising capital to implement the development program of the merged company’s products.  The funding was not obtained and the merger was terminated after a 90 day period.

We have been and continue to seek for capital or a strategic partner to enable us to continue with the development of our OCT and NIR Beta Systems to move towards commercialization.  At this time we have no commitments to provide the company with needed capital.

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

Market Opportunity

We believe our OCT System, and NIR System, when developed, will enhance the diagnostic capability of dentists to detect early, later stage and hidden disease in oral tissue. We believe that the enhanced diagnostic ability of OCT and NIR will be welcomed by dentists and will help early diagnosis capabilities catch up with early stage dental disease treatment modalities. Management believes that it’s OCT Dental Imaging System, if adopted, will have a significant and positive impact on the practice of dentistry.

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

We believe OCT enhanced diagnostic capability has significant benefits for the practice of dentistry by the detection of early, later and hidden oral diseases such as decay and periodontal disease.   Early detection of disease will enable non-invasive or minimally intervention treatment to be deployed using an expanding array of techniques to arrest and even reverse disease. Less invasive early stage treatment is less traumatic, less painful and potentially less costly for patients and results in a higher standard of care. More loyal patients result in more regular visits and increase the opportunity for other services, such as tooth bleaching and cosmetic procedures, to be delivered.

OCT images can be used chairside to visually demonstrate to patients the need for prescribed treatment. Intraoral cameras are extensively used to show the patient a surface view of a particular problem and OCT can reinforce the diagnosis and treatment plan with a subsurface view of tissue.  The OCT System provides an image that can be used for insurance reimbursements when claims are made for treatment of early disease, as early stage decay is not visible on traditional x-ray and there is currently no means of documenting the need for early stage treatment with an easily readable image.

NIR Technology was discovered and developed at the University of California (San Francisco) School of Dentistry by doctors Fried and Jones.  They discovered that at the same wavelength of light used by OCT, the tooth enamel becomes highly transparent and decay and defects become visible.  NIR differs from OCT in that IT captures reflected light whereas NIR captures light that is transmitted through the tooth by using optics opposite or adjacent to the light source to capture and transmit the information to the sensor for display on a chairside computer monitor. This modality is suitable for imaging between the teeth and also the occlusal (biting surfaces) where an estimated 80% of decay occurs and which x-ray cannot image. NIR is synergistic with OCT in that it can be used for screening the teeth and then OCT can provide the dentist with more detailed information on the areas of interest.

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

Phase 2 development is in process with major components of the System being redesigned to provide the high scanning speed required in the System, based on Axsun OCT Engine. A significant amount of time and resources was spent in upgrading components to function with the specification of this advanced System as against the earlier time domain system that we initially intended developing. The objective in this phase, if sufficient capital can be found, is to build 5 Beta Systems for clinical use and experience prior to completing the final specification for the pre-production System. These Beta Systems will be used to provide the data needed to support the FDA submission and to obtain clinical feedback for the development of the pre-production System.  We have received 3 Beta1 OCT Engines from AXSUN and upon resumption of development a further 5 Beta2 Engines are due to be delivered.

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

A development facility was established in Pinellas Park, Florida under the direction of Mr. Doug Hamilton, VP Research and Development.  As there was no development taking place, the facility was closed in October 2010 and all the equipment and development components were placed in a storage facility in Tampa, Florida. In addition to Hamilton we employed a software programmer until February 2009 when the clinical software was completed.   We use specialized outside resources on a development and consulting basis to assist Mr. Hamilton in preparing the components for the OCT System.  A functional prototype of the digital board has been completed and a redesign and fabrication is necessary to produce a pre-production board to be used in the Beta Systems.

Upon completion of clinically usable Systems, estimated to be up to 12 months after obtaining funding, clinical data will be generated to support an FDA filing.  We anticipate obtaining FDA marketing clearance through a 510(k) filing as OCT has  previously been cleared for other biomedical applications.,

Our projected cost to complete Phase 2 and Phase 3 is $2,000,000 and we anticipate that we can achieve this in an 18-24 month timeframe, once funding is obtained.

The NIR System

We can only commence development upon adequate funding being available.  We have identified a suitable and cost effective sensor technology which we believe can be deployed in the NIR System, however to achieve the product cost objective requires volume purchases of certain key components.  We are currently reviewing the price/volume sensitivity of this component to determine how a commercialization program could be effected. The first step will be to undertake a resign and repacking of the camera to adapt to the handpiece we envisage suitable for use in dental application.  Development of the NIR System is expected to take up to 24 months at an estimated cost of $2.0 million.

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

Over the last 10 years, numerous small handheld devices have been introduced into dentistry for the early detection of decay. The first of these devices, “DIAGNOdent” from KaVo Dental GmbH (“KaVo”), has been readily embraced by the market and uses light fluorescence to indicate the presence of decay by emitting an audible and visual reading. The device does not provide an image.  A similar device, ID Caries was introduced by Dentsply and also does not provide an image.  Other devices using fluorescence, impedance and electrothermal methods have been introduced but these devices have been characterized as needing to be used very carefully and can be subject to false/positive readings. We believe that our OCT and NIR modalities fill the diagnostic void in every respect by providing high-resolution, quantitative and qualitative, imaging of dental tissue and with an image that can be stored in the patient file for monitoring treatment. We believe that our light-based modalities can meet the highly important diagnostic requirements for detection of early, later and hidden dental disease symptoms and structural defects. Additionally, the OCT System provides detailed images of both teeth and gums and the captured information can be displayed chairside on a monitor, printed, digitally stored in the patient’s file and transmitted electronically for consultation or insurance claims, if and when applicable.  While other devices are typical being sold in the $3,000 to $6,000 price range which is much lower than the price we anticipate for OCT and NIR, respectively, we do not believe that they would provide the same level of diagnostic information and be able to obtain a reimbursement code.  We believe that based on previous representations to the American Dental Association Code Revision Committee that OCT and NIR would obtain reimbursement codes as they provide more detail than x-ray, are safe and provide an image for diagnostic and insurance claim purposes that is easily read and interpreted.

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

Our audited financial statements for the years ended December 31, 2010, December 31, 2009, and December 31, 2008 have been prepared under the assumption that we will continue as a going concern. Our independent registered public accounting firm has issued their reports dated April 12 , 2011, in connection with the audit of our financial statements for the year ended December 31, 2010 and December 31, 2009 that included an explanatory paragraph describing the existence of conditions that raise substantial doubt about our ability to continue as a going concern due to our having sustained operating losses and capital deficits from operations. The fact that we have received this “going concern opinion” from our independent registered public accounting firm will likely make it more difficult for us to raise capital on favorable terms and could hinder, to some extent, our operations. Additionally, if we are not able to continue as a going concern, it is likely that stockholders will lose all of their investment. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The following table sets forth the high and low closing bid quotations for our common stock for each calendar quarter since January 1, 2009, as reported by the Pink Sheets and the OTC Bulletin Board. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not reflect actual transactions.

	Bid Price Per Share
	High	Low
2009
January 1 through March 31	$0.14	$0.05
April 1 through June 30	$0.37	$0.07
July 1 through September 30	$0.09	$0.02
October 1 through December 31	$0.11	$0.03
2010
January 4 through March 31	$0.105	$0.034
April 1 through June 30	$0.045	$0.0102
July 1 through September 30	$0.0425	$0.0115
October 1 through December 31	$0.0225	$0.0036

Number of Stockholders

As of March 18, 2011 there were approximately 153 holders of record of our common stock and 146 beneficial owners of our common stock.

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

We were formed to commercialize the application of novel technologies in the dental industry.  Our first product that we were developing and planned to market, subject to FDA clearance being obtained, is our OCT System for dental diagnostic imaging.  We have the exclusive rights to OCT for certain applications in the dental field as defined in our license agreement with Lawrence Livermore National Laboratories (“Livermore”). We also have an exclusive license with University of Florida for a patented technology relating to the probe scanner which we intend deploying in the OCT System.  In July 2008 we signed an exclusive agreement with The Regents of California for a patent pending technology called “Near-infrared Transillumination for the Detection of Tooth Decay” or NIR.  This technology is synergistic with OCT as both modalities use the same light source and we expect to integrate it into the OCT System in the form of a chairside platform and sell it separately as a standalone imaging aid.  Research has shown the potential of the NIR and full development will commence upon the issue of the patent and adequate financial resources being available. Our development of the OCT System has taken place over the last five years with the objective of designing and building a System for dentistry that would meet two specific criteria: (1) sufficient resolution to enable the evaluation of oral tissue for the early detection of oral diseases; and (2) that the System would retail for approximately $30,000, making it accessible to almost all dentists for chairside use.

In Phase 1 development, we demonstrated that our System design provided adequate resolution for imaging oral structures. We are currently in Phase 2 and Phase 3 development with the objective of building 5 OCT Beta Systems for deployment in clinical use to generate feedback on the user interface and to provide data to support the FDA 510(k) application. We commenced Phase 3, the final pre-production phase, in June 2008 with industrial design, validation of the OCT System and FDA documentation and market introduction is targeted for the first quarter of 2013, subject to sufficient capital to complete development and commercialization being obtained.

Although we initially believed that the proceeds of our September 2006 and May 2007 private placements would be sufficient to support our Phase 2 and Phase 3 development plan, it has taken longer than we planned and cost more than we had forecast to complete development of our OCT System. We had anticipated that the development of the System would be completed by the fourth quarter of 2009, when transition to manufacturing will commence with product scheduled to be shipped in the first quarter of 2010.  However, we are unable to meet this timetable as our development program has been hampered by lack of funding.  In order to complete the Beta systems we need to redesign and fabricate two components of the System.  We are currently engaged in seeking funding and currently have no commitments for additional funding. We anticipate that from the time as we obtain adequate funding we would be able to introduce the OCT System to dental market in an 18-24 month timeframe and subject to obtaining FDA clearance for marketing. We plan to outsource the manufacturing of the OCT System. We have stored in Florid all laboratory research equipment and the OCT System until we have the funds to redesign and fabricate two components of the System.

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

We depreciate fixed assets. This resulted in an expense of $22,481and $24,056 for the years ended December 31, 2010 and 2009, respectively. We determine the fair value of the undiscounted cash flows annually and sooner if circumstances change and determination is required, to value any impairment on our intangible assets and long-lived assets. As of December 31, 2010 and December 31, 2009, we determined there was no impairment charge.

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

Liquidity and Capital Resources

During the year ended, 2010, the balance in cash and cash equivalents increased by $9,382 from $0, representing a net increase of  $9,382 for the period, compared to a net decrease in cash and cash equivalents of $0 during the year ended December 31, 2009. The increase of $9,382 is reflective of cash used in operating activities of $65450, includes e reduction in accounts payable and accrued expenses of $264,313, a decrease in prepaid expenses of $35,566 as well as adjustments to the net loss for non-cash interest expense relating to the debt discount amortization and beneficial conversion feature of $125,729. The Company also had cash provided for financing activities for the year ended December 31, 2010 in the amount of $74,832, from the Proceeds of a $50,000 convertible loan and from the related party loans made by the principals in 2010 in the amount of $30,000.

As of December 31, 2010, we had current assets of $9,382 consisting of cash and equivalents and other fixed assets, net of depreciation, amounting to $24,590.

As of December 31, 2010, we had $2,183,754 in current liabilities, consisting of accrued interest payable on the 5% convertible note of $155,148; accounts payable of  $438,946; the balance outstanding on the convertible 5% note payable which was reclassified from a long term liability to a current liability due to default in the second interest payment, amounting to $489,118; notes payable to management amounting to $1,080,000, including accrued interest of 5% per annum, as a result of converting their accrued salaries in terms of their management agreements;  and  $140,542, including accrued interest at 5%, owing to management for loans to provide the company with working capital.

We had a working capital deficit of $2,174,372 as of December 31, 2010.

As a development stage company, financial resources have been directed to product development and no revenue has yet been generated. Since we have suspended all development efforts to commercialize the OCT System, we do not anticipate having sufficient capital to continue to operate for twelve months and we have significant doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Advertising Costs

We expense the costs associated with advertising as incurred. Advertising expenses for the year ended December 31, 2010 and the years ended December 31, 2009 are included in professional, consulting and marketing fees in the consolidated statements of operations.

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

ASC 805 will require an entity to recognize as an asset or liability at fair value for certain contingencies, either contractual or non-contractual, if certain criteria are met.  Finally, ASC 805 will require an entity to recognize contingent consideration at the date of acquisition, based on the fair value at that date.  This will be effective for business combinations completed on or after the first annual reporting period beginning on or after December 15, 2008.  Early adoption is not permitted and the ASC is to be applied prospectively only.  Upon adoption of this ASC, there would be no impact to the Company’s results of operations and financial condition for acquisitions previously completed.  The adoption of ASC 805 did not have a material effect on the Company's financial position, results of operations or cash flows.

In March 2008, ASC issued ASC 815, Disclosures about Derivative Instruments and Hedging Activities”, (“ASC 815”). ASC 815 requires enhanced disclosures about an entity’s derivative and hedging activities. These enhanced disclosures will discuss: how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for and its related interpretations; and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. ASC 815 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. ASC 815 did not   have a material impact on the results of operations or financial position.

In April 2008, ASC issued ASC 350, “Determination of the Useful Life of Intangible Assets”. This amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under ASC 350. The guidance is used for determining the useful life of a recognized intangible asset shall be applied prospectively to intangible assets acquired after adoption, and the disclosure requirements shall be applied prospectively to all intangible assets recognized as of, and subsequent to, adoption.  ASC 350 did not have a material impact on their financial position, results of operations or cash flows.

ASC 470-20, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“ASC 470-20”) requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s non-convertible debt borrowing rate. ASC 470-20 is effective for fiscal years beginning after December 15, 2008 on a retroactive basis. The adoption of ASC 470-20 did not have a material effect on the financial position, results of operations or cash flows.

ASC 815-40, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“ASC 815-40”), provides guidance for determining whether an equity-linked financial instrument (or embedded feature) is indexed to an entity’s own stock and it applies to any freestanding financial instrument or embedded feature that has all the characteristics of a derivative., ASC 815-40 also applies to any freestanding financial instrument that is potentially settled in an entity’s own stock. ASC815-40 did not have a material impact on our financial position, results of operations and cash flows

ASC 470-20-65, “Transition Guidance for Conforming Changes to, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” (“ASC 470-20-65”). ASC 470-20-65 is effective for years ending after December 15, 2008. The overall objective of ASC 470-20-65 is to provide for consistency in application of the standard. We have computed and recorded a beneficial conversion feature in connection with certain of their prior financing arrangements and  ASC 470-20-65 did not have a material effect on that accounting.

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

In January 2010, the Company adopted FASB ASU No. 2010-06, Fair Value Measurement and Disclosures (Topic 820)- Improving Disclosures about Fair Value Measurements (“ASU 2010-06”). These standards require new disclosures on the amount and reason for transfers in and out of Level 1 and 2 fair value measurements. The standards also require new disclosures of activities, including purchases, sales, issuances, and settlements within the Level 3 fair value measurements. The standard also clarifies existing disclosure requirements on levels of disaggregation and disclosures about inputs and valuation techniques. These new disclosures are effective beginning with the first interim filing in 2010. The disclosures about the rollforward of information in Level 3 are required for the Company with its first interim filing in 2011. ASU 2010-06 did not have a material impact on their financial statements.

Other ASU’s that have been issued or proposed by the FASB ASC that do not require adoption until a future date and are not expected to have a material impact on the financial statements upon adoption.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8. Financial Statements and Supplementary Data

The following financial statements are included: INSERT F/S INDEX

(Insert Financials and then Notes)

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A(T). Controls and Procedures

Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report on Form 10-K, we carried out an evaluation under the supervision and with the participation of our Chief Executive Officer of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e). Disclosure controls are procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, or the Exchange Act , such as this Annual Report on Form 10-K, is recorded, processed, summarized and reported within the time periods specified by the U.S. Securities and Exchange Commission. Disclosure controls are also designed to ensure that such information is accumulated and communicated to our management, our Chief Executive Officer, as appropriate to allow timely decisions regarding required disclosure. Our quarterly evaluation of disclosure controls includes an evaluation of some components of our internal control over financial reporting. We also perform a separate annual evaluation of internal control over financial reporting for the purpose of providing the management report below.

The evaluation of our disclosure controls included a review of their objectives and design, our implementation of the controls and the effect of the controls on the information generated for use in this Annual Report on Form 10-K . In the course of the controls evaluation, we reviewed data errors or control problems identified and sought to confirm that appropriate corrective actions, including process improvements, were being undertaken. This type of evaluation is performed on a quarterly basis so that the conclusions of management, our Chief Executive Officer and Chief Financial Officer who are the same person, concerning the effectiveness of the disclosure controls can be reported in our periodic reports on Form 10-Q and Form 10-K. The overall goals of these various evaluation activities are to monitor our disclosure controls and to modify them as necessary. We intend to maintain our disclosure controls as dynamic processes and procedures that we adjust as circumstances merit.

Based on our management’s evaluation (with the participation of our Chief Executive Officer and Chief Financial Officer ), as of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of December 31, 2010 since we lack sufficient funds to engage separate   individuals for these  two functions. We plan on making changes in the upcoming year to become more effective and properly segregate these functions.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December  31, 2010 based on the guidelines established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our internal control over financial reporting includes policies and procedures that provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

Based on the results of our evaluation, our management concluded that our internal control over financial reporting was not effective as of December 31, 2010 since we lack sufficient funds to engage separate  individuals for these  two functions.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

Our management, including our Chief Executive Officer and Chief Financial Officer, believes that our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of achieving their objectives and are effective at the reasonable assurance level. However, our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost effective control system, misstatements due to error or fraud may occur and not be detected.

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

Dr. Gimbel is the 2003 recipient of the T. H. Maiman Award for Excellence in Dental Laser/Photonics Research.

Key Director Qualifications  Mr. Gimbel has many years of experience in laser/photonic dentistry and clinical dentistry to provide valuable expertise for the successful commercialization of the company's laser technology.

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

Item 11. Executive Compensation

The following table sets forth the compensation earned for services rendered in all capacities by our Principal Executive Officer and Principal Financial Officer whose received no annual salary and bonus for the fiscal year-ended 2010.  No other executive officer’s compensation exceeded $100,000 in the fiscal year ended December 31, 2010. The individual named in the table will be hereinafter referred to as the “Named Executive Officer.”

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Stanley B. Baron	2010	$0	–	–	–	–	–	–	$0
President and	2009	$120,000	–	–	–	–	–	–	$120,000
Chief Executive Officer (PEO and PFO)	2008	$120,000	–	–	–	–	–	–	$120,000

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

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters Matter

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

Item 13. Certain Relationships and Related Transactions and Director Independence

 Since January 1, 2010, we have not been a party to any transaction, proposed transaction, or series of transactions in which the amount involved exceeds $120,000 and in which, to its knowledge, any of its directors, officers, five percent beneficial security holders, or any member of the immediate family of the foregoing persons has had or will have a direct or indirect material interest other than (1) compensation arrangements, which are described where required under the “Executive Compensation” section and (2) unsecured loans made by Mr. Baron and Dr. Gimbel to fund the company with working capital during the development stage.  In 2010, Mr. Baron and Dr. Gimbel advanced the Company $30,000 for working capital and interest at 5% annually, amounting to $6,260.13, was accrued for the year as at December 31, 2010. We believe that all of the transactions described above were made on terms no less favorable to us than could have been obtained from unaffiliated third parties.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this Annual Report on Form 10-K/ A to be signed by the undersigned, thereunto duly authorized, this 10th day of November 2011.

Lantis Laser Inc.

By:	/s/ Al Pietrangelo
Al Pietrangelo
Chairman, President, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons, in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Al Pietrangelo Al Pietrangelo	Chairman, President, Chief Executive Officer, Principal Executive, Financial and Accounting Officer and Director	November 10, 2011