Form 10-K/A
period 2010-12-31
Lantis Laser Inc.
filed 2011-11-10
CIK 1413299

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 2

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

As of April 12, 2011, the aggregate market value of all voting and non-voting common equity held by non-affiliates was $636,394.

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

Documents Incorporated by Reference: None

LANTIS LASER, INC.
 10-K ANNUAL REPORT
For the Fiscal Year Ended December 31, 2009

TABLE OF CONTENTS

		Page

PART I

Item 1.	Business	3

Item 1A.	Risk Factors	10

Item 2.	Properties	17

Item 3.	Legal Proceedings	17

Item 4.	Submission of Matters to a Vote of Securities Holders	17

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	17

Item 6.	Selected Financial Data	18

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	23

Item 8.	Financial Statements and Supplementary Data	24

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	25

Item 9A.	Controls and Procedures	25

Item 9B.	Other Information	26

PART III

Item 10.	Directors and Executive Officers of the Registrant	26

Item 11.	Executive Compensation	28

Item 12.	Security Ownership of Certain Beneficial Owners and Management	28

Item 13.	Certain Relationships and Related Transactions	29

Item 14.	Principal Accounting Fees and Services	29

PART IV

Item 15.	Exhibits, Financial Statement Schedules	30

EX-23.1 Consent of Independent Registered Public Accounting Firm
EX-31.1 Section 302 Certification of CEO
EX-31.2 Section 302 Certification of CFO
EX-32.1 Section 906 Certification of CEO
EX-32.2 Section 906 Certification of CFO

Explanatory Note

On November 10, 2011 Lantis Laser Inc., a Nevada corporation (“Lantis Laser” or the "Company") filed Amendment No. 1 to its annual report on Form 10-K for the year ended December 31, 2010 with certain modifications as a result of comments by the SEC but inadvertently failed to include the financial statements and the notes to the financial statements. There are no changes to the financial statements or the Company's financial results for the year ended December 31, 2010.

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

ASC 805 will require an entity to recognize as an asset or liability at fair value for certain contingencies, either contractual or non-contractual, if certain criteria are met.  Finally, ASC 805 will require an entity to recognize contingent consideration at the date of acquisition, based on the fair value at that date.  This will be effective for business combinations completed on or after the first annual reporting period beginning on or after December 15, 2008.  Early adoption is not permitted and the ASC is to be applied prospectively only.  Upon adoption of this ASC, there would be no impact to the Company’s results of operations and financial condition for acquisitions previously completed.  The adoption of ASC 805 did not have a material effect on the Company’s financial position, results of operations or cash flows.

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

Recent Accounting Pronouncements (Continued)

In April 2008, ASC issued ASC 350, “Determination of the Useful Life of Intangible Assets”. This amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under ASC 350. The guidance is used for determining the useful life of a recognized intangible asset shall be applied prospectively to intangible assets acquired after adoption, and the disclosure requirements shall be applied prospectively to all intangible assets recognized as of, and subsequent to, adoption. ASC 350 did not have a  material impact on the financial position, results of operations or cash flows.

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

ASC 815-40, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“ASC 815-40”), provides guidance for determining whether an equity-linked financial instrument (or embedded feature) is indexed to an entity’s own stock and it applies to any freestanding financial instrument or embedded feature that has all the characteristics of a derivative., ASC 815-40 also applies to any freestanding financial instrument that is potentially settled in an entity’s own stock. ASC 815-40 did not have a material impact on the financial position, results of operations and cash flows.

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

In January 2010, the Company adopted FASB ASU No. 2010-06, Fair Value Measurement and Disclosures (Topic 820)- Improving Disclosures about Fair Value Measurements (“ASU 2010-06”). These standards require new disclosures on the amount and reason for transfers in and out of Level 1 and 2 fair value measurements. The standards also require new disclosures of activities, including purchases, sales, issuances, and settlements within the Level 3 fair value measurements. The standard also clarifies existing disclosure requirements on levels of disaggregation and disclosures about inputs and valuation techniques. These new disclosures are effective beginning with the first interim filing in 2010. The disclosures about the rollforward of information in Level 3 are required for the Company with its first interim filing in 2011. ASU 2010-06 did not have a material impact on the financial statements.

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

The Company has entered into employment agreements with its two senior officers through December 31, 2009.  The agreements obligated the Company to pay these officers $200,000 per year through December 31, 2009.  Total commitment for the Company is $960,000 through December 31, 2009.  The amount owed to these officers, through December 31, 2009, will be paid in the form of a three-year convertible note bearing interest at 5% per annum, convertible into shares of common stock at a conversion price equal to the average bid price for 10 days prior to conversion.  The amount is due in three-years (December 31, 2012, however, there is no prepayment penalty). The $960,000 plus $48,000 in accrued interest remains outstanding at December 31, 2010. There has been no extension on these agreements and they have just renew annually.

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

AXSUN

In June 2008, the Company entered into a strategic agreement with AXSUN Technologies, Inc. (“AXSUN”) whereby AXSUN will manufacture and supply the integrated OCT engine for the OCT System. Under the terms of the agreement, the Company has exclusive rights to the OCT engine for use in diagnostic imaging of teeth and soft tissue in human and animal dentistry. The exclusivity was subject to the Company’s purchasing a minimum number of OCT engines in each year, commencing in 2009.  The agreement was terminated in May 2010 for nonperformance by the Company.

The Company issued 500,000 shares of stock to AXSUN in connection with the agreement as they had limited funds at the time to pay in cash. The shares were valued at the fair market value of the stock on the date they were issued.

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

	Level 1	Level 2	Level 3	Total

Convertible notes	-	-	489,118	489,118

NOTE 13 –	COMMITMENTS

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

Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report on Form 10-K, we carried out an evaluation under the supervision and with the participation of our Chief Executive Officer of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e). Disclosure controls are procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, or the Exchange Act, such as this Annual Report on Form 10-K, is recorded, processed, summarized and reported within the time periods specified by the U.S. Securities and Exchange Commission. Disclosure controls are also designed to ensure that such information is accumulated and communicated to our management, our Chief Executive Officer, as appropriate to allow timely decisions regarding required disclosure. Our quarterly evaluation of disclosure controls includes an evaluation of some components of our internal control over financial reporting. We also perform a separate annual evaluation of internal control over financial reporting for the purpose of providing the management report below.

The evaluation of our disclosure controls included a review of their objectives and design, our implementation of the controls and the effect of the controls on the information generated for use in this Annual Report on Form 10-K. In the course of the controls evaluation, we reviewed data errors or control problems identified and sought to confirm that appropriate corrective actions, including process improvements, were being undertaken. This type of evaluation is performed on a quarterly basis so that the conclusions of management, our Chief Executive Officer and Chief Financial Officer who are the same person, concerning the effectiveness of the disclosure controls can be reported in our periodic reports on Form 10-Q and Form 10-K. The overall goals of these various evaluation activities are to monitor our disclosure controls and to modify them as necessary. We intend to maintain our disclosure controls as dynamic processes and procedures that we adjust as circumstances merit.

Based on our management’s evaluation (with the participation of our Chief Executive Officer and Chief Financial Officer), as of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of December 31, 2010 since we lack sufficient funds to engage separate  individuals for these  two functions. We plan on making changes in the upcoming year to become more effective and properly segregate these functions.

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

† Compensation plan or agreement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this Annual Report on Form 10-K/A to be signed by the undersigned, thereunto duly authorized, this 10th day of November 2011.

Lantis Laser Inc.

By:	/s/ Al Pietrangelo
Al Pietrangelo
Chairman, President, Chief Executive
Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons, in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

	Chairman, President, Chief Executive Officer, Principal Executive, Financial and	November 10, 2011
/s/ Al Pietrangelo	Accounting Officer and Director
Al Pietrangelo