Form 10-Q
period 2011-09-30
Lantis Laser Inc.
filed 2011-11-14
CIK 1413299

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: On November 10, 2011, the registrant had 365,659,029 shares of common stock issued and outstanding.

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

We were developing our Optical Coherence Tomography ("OCT") Dental Imaging System as our first product but have suspended further development until we receive further funding to continue development of our light based imaging modalities. We were formed to commercialize the application of novel technologies in the dental industry. We have the exclusive rights to OCT for applications in the dental field under a license agreement with Lawrence Livermore National Laboratories and an exclusive license for dental applications of near-infrared transillumination (patent application pending) from the Regents of the University of California. Our products are subject to obtaining FDA marketing clearance before being sold to the dental market.

On April 22, 2011, we entered into an Agreement and Plan of Merger (the "Merger Agreement") to acquire TAG Minerals Inc. ("TAG"). We consummated the merger on May 23, 2011 and issued to the shareholders of TAG 165,000,000 shares of our common stock which represented 50% of our total issued and outstanding shares at the time of the merger in exchange for 100% of their shares in TAG. As a result of the merger TAG is now a wholly-owned subsidiary of Lantis Laser.

TAG is a U.S. based mineral resource acquisition, exploration and development company, with operations conducted through its operating affiliated company, TAG Minerals Zimbabwe (Private) Limited (“TAG-Z”). The company’s business is managed by its directors and officers who have mineral extraction and commercial experience. TAG’s strategy is to identify, acquire and exploit mineral properties that have potential. TAG is augmented by independent financial, geological, and mining professionals who advise the company on its mining and exploration projects throughout Zimbabwe, Africa.

We will now conduct our gold mining business through TAG and the dental technology business through our other wholly-owned subsidiary, Lantis Laser, Inc. Concurrent with the Merger Agreement, our former Chief Executive Officer and Executive Vice President Clinical Affairs and a former Director of our Company resigned on May 6, 2011. We retained the former executives to continue to head up our dental technology subsidiary. These two executives received employment contracts dated May 23, 2011.

The President and Chief Executive Officer of TAG were named the new President and Chief Executive Officer of our Company. In addition, the remaining two shareholders of TAG became directors in our Company. In July 2011, TAG-Z, acquired 100% of the capital stock of Ontage Resources (Private) Limited (“Ontage”). Ontage holds a 10% stake in an existing operating gold mining producer, Slashwood Mining (Private) Limited (“Slashwood Mining”). Slashwood Mining is a registered percentage owner of 8 custom gold milling centers across various locations in Zimbabwe, along with ownership of 30 mining claims encompassing approximately 2,000 acres. All of the gold milling centers and mining claims are completely outfitted with mining equipment; to include gold-ore crushers, excavators, generators and dump trucks. Slashwood Mining has 200 employees and is forging a path of expansion into mining projects.

Results of Operations

Three Months Ended September 30, 2011 Compared to Three Months Ended September 30, 2010.

The following is derived from, and should be read in conjunction with, our condensed consolidated financial statements, and related notes for the three months ended September 30, 2011 and 2010.

Operating revenues. We are a development stage company. To date, we have not generated any operating revenues, nor have we generated operating revenues since our inception in February 1998. Development of our OCT and NIR dental imaging products by our wholly owned subsidiary , Lantis Laser, Inc., can only recommence upon adequate funding being found to complete development and after receiving FDA clearance to market. Our other wholly subsidiary, TAG Minerals Inc. has not yet commenced its mining activities and it has not yet received any revenue from its 10% acquisition of Ontage Resources Inc.

Net loss from operations. For the three months ended September 30, 2011, our net loss was $145,602 compared to $97,805 for the same period in the prior year, representing an increase of $48,097 or 49%. The increase in our loss from operations was mainly due to the increase in wage and wage related expenses in the period to $75,000 from $0 in the same period in 2010. Professional, consulting and marketing fees increased to $22,127 in the three months ended September 30, 2011 as compared to $2,815 in the same period last year while other general and administrative expenses increased to $29,409 in the three months ended September 30, 2011 from $7,338 in the same period in 2010.

Total other expenses. Other expenses were $10,322 for the three months ended September 30, 2011, compared to $82,032 for the three months ended September 30, 2010. This was due to the decrease in interest expense to $10,332 for the three months ended September 30, 2011 from $78,115 in the comparable period in 2010 as almost 90% of the 5% Senior Convertible Note notes had been converted to equity by the end of the period. Interest expense debt discount decreased to $0 in the three months ended September 30, 2011 compared to $3,917 in the same period in 2010 as a result of the discount being fully amortized.

Net loss. We had a net loss applicable to common shares of $145,602, or $0.00 per share, for the three months ended September 30, 2011, compared to a net loss applicable to common shares of $97,805 or $0.00 per share, for the same period in the prior year. The increase in net loss was principally due to the increase wage and wage related expenses, professional, consulting and marketing fees, other general and administrative expenses offset by a reduction in interest income.

Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2010.

The following is derived from, and should be read in conjunction with, our condensed consolidated financial statements, and related notes for the nine months ended September 30, 2011 and 2010.

Operating revenues. We are a development stage company. To date, we have not generated any operating revenues, nor have we generated operating revenues since its inception in February 1998. We have had to delay any sales of our OCT and NIR dental imaging products, which are being developed by Lantis Laser, Inc., one of our wholly owned subsidiaries, until we receive adequate funding. We also require financing to seek FDA clearance to market our OCT System.. Our other wholly subsidiary, TAG Minerals Inc. has not yet commenced its mining activities and it has not yet received any revenue from its 10% acquisition of Ontage Resources Inc.

Net loss from operations. For the nine months ended September 30, 2011, our net loss was $327,378 compared to $465,606 for the same period in the prior year, representing a decrease of $138,228 or 30%. The decrease in our loss from operations was mainly due to the increase in wage and wage related expenses in the period to $107,055 from $0 in the same period in 2010. Professional, consulting and marketing fees increased to $72,080 in the nine months ended September 30, 2011 as compared to $40,534 in the same period last year while other general and administrative expenses increased to $57,260 in the nine months ended September 30, 2011 from $33,601 in the same period in 2010.

Total other expenses. Other expenses were $70,998 for the nine months ended September 30, 2011, compared to $374,610 for the nine months ended September 30, 2010. This was due to the decrease in amortization of debt issuance costs to $0 compared to $30,618 in the same period in the previous year; the reduction to $0 of interest expense debt discount from $113,823 in the period to September 30, 2010 as a result of the discount being fully amortized. Interest expense to $71,522 for the nine months ended September 30, 2011 from $230,169 in the comparable period in 2010 as almost ninety percent of the 5% Senior Convertible Note notes had been converted to equity by the end of the period.

Net loss. We had a net loss applicable to common shares of $327,378, or $0.00 per share, for the nine months ended September 30, 2011, compared to a net loss applicable to common shares of $465,606 or $0.00 per share, for the same period in the prior year. The decrease in net loss was principally due to the increase wage and wage related expenses, professional, consulting and marketing fees, other general and administrative expenses, offset by a reduction in amortization of debt issuance costs, interest income debt discount and interest income.

Liquidity and Capital Resources

Total assets. On September 30, 2011, we had total assets of $397,987, compared to $33,972 on December 31, 2010. Included in current assets is an investment of $150,000 representing the acquisition of 10% of Ontage. We had cash and cash equivalents of $225,106 on September 30, 2011 compared to $9,382 at December 31, 2010. There were prepaid expenses and other current assets amounting to $6,000 as at September 30, 2011 compared to $0 as at December 31, 2010. Our fixed assets, which did not change significantly, were $16,881 on September 30, 2011, compared to $24,950 on December 31, 2010.

Total liabilities. We had total liabilities of $1,457,765 on September 30, 2011 composed principally of notes for management’s accrued loans to the company amounting to $150,000, current accounts payable and accrued expenses of $513,568 and convertible notes payable, net of discount and beneficial conversion features of $409,500. Accrued interest due on the convertible notes payable amounted to $168,197 at September 30, as compared to $157,875 as at December 31, 2010. There was a liability of $216,250 as at September 30, 2011 for stock to be issued for funds invested in the Company. On September 30, 2011 we had no long-term liabilities. At September 30, 2011, we had a negative working capital of $1,076,659 compared to a negative working capital of $2,174,372 on December 31, 2010. There is no guarantee that we will be able to raise enough capital or generate revenues to sustain our operations. These conditions raise substantial doubt about our ability to continue as a going concern within the next 12 months.

Cash flow from operations. During the nine month period ended September 30, 2011, we had a negative cash flow from operations of $136,600 compared to negative cash flow from operations of $101,496 during the same period in the prior year. Our higher negative cash flow from operations was mainly due to the decrease in the net operating loss from $465,606 in the same period in 2010 to $327,378 for the nine months ended September 30, 2011, being offset by the reduction of amortization of debt issuance costs from $30,618 to $0 and the reduction of interest expense debt discount from $55,391 to $0 as these were fully amortized. Interest expense beneficial conversion feature was reduced to $20,382 in the period as compared to $58,432 the same period to September 30, 2010. Accounts payable and accrued expenses increased to $141,446 in the nine month period ended September 30, 2011 compared to a decrease of $39,023 in the same period in 2010. Accrued interest on the unconverted portions of the 5% Convertible Note was reduced from $189,615 in the nine months ended September 30, 2010 compared to $33,299 in the same period this year.

Cash flow from investing activities. We had investing activities in equipment during the nine-month period ended September 30, 2011 amounting to $9,276, compared to $0 during the nine months ended September 30, 20110.

Cash flow from financing activities. During the nine months ended September 30, 2011, we received $80,000 from the proceeds of notes payable compared to $0 in the same period in 2010. Proceeds from a private placement amounting to $276,250, net of fees, were received in the nine months ending September 30, 2011 compared to $0 received in the same period in 2010. Proceeds from related parties amounted to $5,350 for the period ended September 30, 2011 compared to $70,467 in the same period in 2010.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and our Chief Financial Officer (currently the same person), after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 (Exchange Act) Rules 13a-15(e) or 15d-15(e)) as of the end of the period covered by this quarterly report, have concluded that our disclosure controls and procedures are not effective based on their evaluation of these controls and procedures required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15 on the basis that we have not been funded sufficiently for us to employ an additional person to serve as our Chief Financial Officer.

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls. Our management, including our Chief Executive Officer and our Chief Financial Officer, does not expect that our disclosure controls or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES Back to Table of Contents

In March, April and May 2007, the Company issued 5% Senior Convertible 3 Year Notes to investors in the amount of $2,526,500, which equaled the gross proceeds raised by the Company (the “Convertible Notes”). The Convertible Notes are convertible to shares of the Company’s common stock anytime in the three-year period at a fixed conversion price of $.15. In May 2009, convertible notes of $125,000 were converted, at a fixed conversion rate of $.15 per share, into 833,334 shares of common stock. This conversion reduced the outstanding principal to a balance of $2,401,500. In an effort to reduce the liabilities of the Company, on July 1, 2010, the Company offered the Noteholders the opportunity to convert their Notes to common stock at a price of $0.05 (originally a $0.15 conversion price), including any and all outstanding interest. In addition, the Company offered to reset the exercise price of the warrants attached to the Notes to $0.075 from $0.15, and to extend the warrants for a further three years from the original date for all warrant holders. Approximately 90% of noteholders have agreed to accept the terms of the conversion. Through September 30, 2010, convertible notes of $2,117,000, including $404,413 of accrued interest was converted to 42,340,000 shares of common stock. This conversion reduced the outstanding principal balance of the notes to $409,500.

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

Date: November 14, 2011

/s/ Al Pietrangelo
Al Pietrangelo, CEO and CFO

LANTIS LASER INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Page(s)

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS	2

CONDENSED CONSOLIDATED BALANCE SHEETS AS OF SEPTEMBER 30, 2011 (UNAUDITED) AND DECEMBER 31, 2010,	3

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010 (UNAUDITED) WITH CUMULATIVE TOTALS SINCE JANUARY 14, 1998 (INCEPTION)	4

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010 (UNAUDITED) WITH CUMULATIVE TOTALS SINCE JANUARY 14, 1998 (INCEPTION)	5

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010 (UNAUDITED) WITH CUMULATIVE TOTALS SINCE JANUARY 14, 1998 (INCEPTION)	6

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS SEPTEMBER 30, 2011 AND 2010 (UNAUDITED)	7-30

LANTIS LASER INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2011 (UNAUDITED) AND DECEMBER 31, 2010

	(UNAUDITED)
	SEPTEMBER 30,	DECEMBER 31,
	2011	2010
ASSETS
Current Assets:
Cash and cash equivalents	$225,106	$9,382
Prepaid expenses and other current assets	6,000	-
Investment	150,000	-
Total Current Assets	381,106	9,382
Fixed assets, net of depreciation	16,881	24,590
TOTAL ASSETS	$397,987	$33,972

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

LIABILITIES
Current Liabilities:
Accrued interest - convertible notes	$168,197	$155,148
Accounts payable and accrued expenses	513,568	438,946
Related party payable	250	1,100,542
Liability for stock to be issued	216,250	-
Convertible promissory note - related parties	150,000	-
Convertible notes payable, net of discount and beneficial conversion feature	409,500	489,118
Total Current Liabilities	1,457,765	2,183,754
Total Liabilities	1,457,765	2,183,754

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $.001 Par Value; 10,000,000 shares authorized and 0 shares issued and outstanding	-	-

Common stock, $.001 Par Value; 990,000,000 shares authorized and 353,996,015 and 139,874,905 shares issued and outstanding	353,996	139,874
Additional paid-in capital	8,052,267	6,949,807
Additional paid-in capital - warrants	1,268,787	1,167,987
Deficits accumulated during the development stage	(10,734,828)	(10,407,450)

Total Stockholders’ Equity (Deficit)	(1,059,778)	(2,149,782)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$397,987	$33,972

The accompanying notes are an integral part of the consolidated financial statements

LANTIS LASER INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
WITH CUMULATIVE TOTALS SINCE JANUARY 14, 1998 (INCEPTION)

			CUMULATIVE
			TOTALS SINCE
	NINE MONTHS ENDED		INCEPTION
	SEPTEMBER 30,		JANUARY 14,
	2011	2010	1998
OPERATING REVENUES
Sales	$-	$-	$-

OPERATING EXPENSES
Research and development	-	-	2,129,906
Exploration costs	3,000		3,000
Wages and wage related expenses	107,055	-	1,087,036
Professional, consulting and marketing fees	72,080	40,534	4,506,017
Other general and administrative expenses	57,260	33,601	634,934
Depreciation	16,985	16,861	130,714
Total Operating Expenses	256,380	90,996	8,491,607

LOSS BEFORE OTHER INCOME (EXPENSE)	(256,380)	(90,996)	(8,491,607)
Amortization of debt issuance costs	-	(30,618)	(287,571)
Loss in investment under equity method	-	-	(167,664)
Gain on conversion of interest	524	-	524
Interest expense - debt discount	-	(113,823)	(1,017,246)
Interest income (expense), net	(71,522)	(230,169)	(771,264)
Total Other Income (expense)	(70,998)	(374,610)	(2,243,221)

NET LOSS BEFORE PROVISION FOR INCOME TAXES	(327,378)	(465,606)	(10,734,828)
Provision for Income Taxes	-	-	-

NET LOSS APPLICABLE TO COMMON SHARES	$(327,378)	$(465,606)	$(10,734,828)

NET LOSS PER BASIC AND DILUTED SHARES	(0.00)	(0.00)	(0.20)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	252,394,175	100,787,653	53,008,874

LANTIS LASER INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
WITH CUMULATIVE TOTALS SINCE JANUARY 14, 1998 (INCEPTION)

			CUMULATIVE
			TOTALS SINCE
	THREE MONTHS ENDED		INCEPTION
	SEPTEMBER 30,		JANUARY 14,
	2011	2010	1998
OPERATING REVENUES
Sales	$-	$-	$-

OPERATING EXPENSES

Research and development	-	-	2,129,906
Exploration costs	3,000	-	3,000
Wages and wage related expenses	75,000	-	1,087,036
Professional, consulting and marketing fees	22,127	2,815	4,506,017
Other general and administrative expenses	29,409	7,338	634,934
Depreciation	5,744	5,620	130,714
Total Operating Expenses	135,280	15,773	8,491,607

LOSS BEFORE OTHER INCOME (EXPENSE)	(135,280)	(15,773)	(8,491,607)

Amortization of debt issuance costs	-	-	(287,571)
Loss in investment under equity method	-	-	(167,664)
Gain on conversion of interest	-	-	524
Interest expense - debt discount	-	(3,917)	(1,017,246)
Interest income (expense), net	(10,322)	(78,115)	(771,264)
Total Other Income (expense)	(10,322)	(82,032)	(2,243,221)

NET LOSS BEFORE PROVISION FOR INCOME TAXES	(145,602)	(97,805)	(10,734,828)
Provision for Income Taxes	-	-	-

NET LOSS APPLICABLE TO COMMON SHARES	$(145,602)	$(97,805)	$(10,734,828)

NET LOSS PER BASIC AND DILUTED SHARES	(0.00)	(0.00)	(0.20)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	352,645,550	101,484,184	53,008,874

The accompanying notes are an integral part of the consolidated financial statements

LANTIS LASER INC.
(A DEVELOPMENT STAGE COMPANY)
 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
WITH CUMULATIVE TOTALS SINCE JANUARY 14, 1998 (INCEPTION)

			CUMULATIVE
	NINE MONTHS ENDED		TOTALS SINCE
	SEPTEMBER 30,		INCEPTION
	2011	2010	JANUARY 14, 1998
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(327,378)	$(465,606)	$(10,734,828)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	16,985	16,861	130,714
Amortization of debt issuance costs	-	30,618	287,571
Interest expense - debt discount	-	55,391	504,606
Interest expense - beneficial conversion feature	20,382	58,432	533,023
Gain on conversion of interest	(524)	-	(524)
Loss on investment under equity method	-	-	167,664
License fees payable for research and development	-	-	605,000
Warrants issued to former noteholders and consultants	-	-	469,897
Common stock issued for consulting services	20,468	20,000	899,518
Cash flow effect of reverse merger	(35,278)	-	(35,278)

Changes in assets and liabilities
Decrease (increase) in prepaid expenses	(6,000)	32,216	2,199,000
Increase (decrease) in accounts payable and and accrued expenses	141,446	(39,023)	1,706,228
Accrued interest on convertible notes	33,299	189,615	499,088
Total adjustments	190,778	364,110	7,966,507

Net cash used in operating activities	(136,600)	(101,496)	(2,768,321)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of fixed assets	(9,276)	-	(147,595)
Investment under equity method	-	-	(167,664)

Net cash used in investing activities	(9,276)	-	(315,259)

CASH FLOWS FROM FINANCING ACTIVITES
Proceeds from notes payable	80,000	-	277,000
Proceeds from exercise of warrants	-	-	34,984
Increase (decrease) in bank overdraft	-	(3,866)	-
Proceeds from convertible notes and warrants, net of debt issuance costs	-	50,000	2,284,310
Payments of license fee payable	-	-	(225,000)
Proceeds from private placement, net of fees (including cash received for shares to be issued)	276,250	-	797,750
Proceeds (payments) from related parties	5,350	70,467	139,642

Net cash provided by financing activities	361,600	116,601	3,308,686

NET INCREASE IN CASH AND CASH EQUIVALENTS	215,724	15,105	225,106

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	9,382	-	-

CASH AND CASH EQUIVALENTS - END OF PERIOD	$225,106	$15,105	$225,106

CASH PAID DURING THE YEAR FOR:
Income taxes	$-	$-	$-
Interest expense	$-	$-	$93,517

SUPPLEMENTAL NONCASH INFORMATION:

Conversion of notes and interest for common stock, net of discounts and issuance costs	$199,726	$476,438	$2,936,031
Conversion of license fee payable into capital	$-	$-	$380,000
Common stock issued for consulting services	$20,468	$20,000	$899,518
Warrants issued to former noteholders and consultants	$-	$-	$469,897
Common stock issued for acquistion	$150,000	$-	$150,000
Common stock issued for prepaid expenses	$-	$-	$2,205,000
Conversion of accrued expenses for note payable-related parties	$-	$-	$960,000
Conversion of note payable-related parties and accrued interest to warrants	$1,022,466	$-	$1,022,466

Effect of reverse merger with TAG Minerals, Inc.
Cash	$24,772	$-	$24,772
Accounts payable and accrued expenses	(50)	-	(50)
Effect on retained earnings	(60,000)	-	(60,000)
Cash flow effect from reverse merger	$(35,278)	$-	$(35,278)

The accompanying notes are an integral part of the consolidated financial statements

LANTIS LASER INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 AND 2010 (UNAUDITED)

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

In the transaction, the Company exchanged 100% of their stock in exchange for 127,718,500 shares of common stock of Hypervelocity, Inc. The transaction was treated for accounting purposes as a reverse merger with Lantis Laser, Inc. being the accounting acquirer. Included in the 127,718,500 shares issued to the shareholders of Lantis Laser, Inc. in the transaction, 6,422,500 shares were issued in conversion of convertible notes payable the Company had entered into in 2001 and 2003. The shares represent the conversion of the original notes, the interest accrued on those notes as well as warrants that were offered and paid for by the note holders. The value of the convertible notes, interest and warrants were $259,529.

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
SEPTEMBER 30, 2011 AND 2010 (UNAUDITED)

NOTE 1 -	ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

The Company was formed to commercialize the application of novel technologies in the dental industry. The criteria for selected products include competitive edge, exclusivity and large market potential. The Company was developing its Optical Coherence Tomography ("OCT") "Dental Imaging" as its first product but has suspended further development until it receives the funding to do so. The Company has licensed the exclusive rights for the dental field for the OCT patented technology from Lawrence Livermore National Laboratories. OCT was invented in the early 1990’s at Massachusetts Institute of Technology and it is currently being commercialized in ophthalmology and cardiovascular imaging.

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

On April 22, 2011, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Lantis Acquisition Corp., a Wyoming corporation and wholly-owned subsidiary of the Company (“Merger Sub”), and TAG Minerals Inc., a Wyoming corporation (“TAG”), pursuant to which the Merger Sub was to be merged into TAG (the “Merger”). As a result of the Merger TAG became a wholly-owned subsidiary of the Company. The transaction was completed on May 23, 2011 and the Company issued to the shareholders of TAG 165,000,000 shares of common stock which represented 50% of the total issued and outstanding shares at the time of the Merger in exchange for 100% of their shares in TAG. The Company accounted for this transaction as an acquisition, and Lantis was the surviving company.

LANTIS LASER INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 AND 2010 (UNAUDITED)

NOTE 1 -	ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

TAG is a U.S. based mineral resource acquisition, exploration and development company, with operations conducted through its operating affiliate, TAG Minerals Zimbabwe (Private) Limited (“TAG - Z”). The company’s business is managed by its directors and officers who have mineral extraction and commercial experience. TAG’s strategy is to identify, acquire and exploit mineral properties that have potential. TAG is augmented by independent financial, geological, and mining professionals who advise the company on its mining and exploration projects throughout Zimbabwe, Africa.

The Company is now conducting the gold mining business of TAG and the dental technology business of Lantis Laser, Inc., another wholly-owned subsidiary.

Concurrent with the Merger Agreement, the Company’s former Chief Executive Officer and Executive Vice President Clinical Affairs and a Director of the Company resigned on May 6, 2011. The Company retained these former executives to continue to head up the dental technology subsidiary of the Company. These two executives received employment contracts dated May 23, 2011.

The President and Chief Executive Officer of TAG were named the new President and Chief Executive Officer of the Company. In addition, the remaining two shareholders of TAG became Directors in the Company.

At the time of the Merger, the Board of Directors approved the conversion of an outstanding note for each officer totaling $960,000 plus accrued interest of $62,466 into 14,400,000 cashless warrants. The warrants have a term of five-years, with an exercise price of $0.075. The Company performed a black-scholes calculation to determine the value of the warrants, and they were determined to have a value of $100,800. The gain on the conversion of the related party debt to warrants of $921,666 is reflected in additional paid-in capital in accordance with ASC 850.

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

In July 2011, TAG-Z, acquired 100% of the capital stock of Ontage Resources (Private) Limited (“Ontage”). Ontage holds a 10% stake in an existing operating gold mining producer, Slashwood Mining (Private) Limited (“Slashwood Mining”). Slashwood Mining is a registered percentage owner of 8 custom gold milling centers across various locations in Zimbabwe, along with ownership of 30 mining claims encompassing approximately 2,000 acres. All of the gold milling centers and mining claims are completely outfitted with mining equipment; to include gold-ore crushers, excavators, generators and dump trucks. Slashwood Mining has 200 employees and is forging a path of expansion into mining projects.

Effective July 1, 2009, the Company adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 105-10, Generally Accepted Accounting Principles – Overall (“ASC 105-10”). ASC 105-10 establishes the FASB

LANTIS LASER INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 AND 2010 (UNAUDITED)

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

Going Concern

As shown in the accompanying consolidated financial statements the Company has incurred recurring losses of $327,378 and $465,606 for the nine months ended September 30, 2011 and 2010 respectively, and has incurred a cumulative loss of $10,734,828 since inception (January 14, 1998). The Company has a working capital deficit in the amount of $1,076,659 as of September 30, 2011. The Company is currently in the development stage and has recently merged the gold mining business of TAG into their Company in addition to the OCT and NIR technology for which they currently hold exclusive licenses for dental applications.

With high gold prices and the contacts for mining rights that the principals of the Company maintain in Zimbabwe, the Company remains positive about the future.

There is no guarantee that the Company will be able to raise enough capital or generate revenues to sustain its operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period. Management believes that the Company’s capital requirements will depend on many factors. These factors include finding potential acquisition targets for TAG, how these targets can be acquired, i.e. cash, debt or common stock, and generating cash flow either through operations or through private placements to complete the final phase of development, product implementation and distribution first nationally, then internationally, of the Company's dental technology. Additionally, the Company continues to convert its debt into equity, and as a result has reduced its working capital deficit.

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
SEPTEMBER 30, 2011 AND 2010 (UNAUDITED)

NOTE 2 -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Development Stage Company

The Company is considered to be in the development stage as defined in ASC 915. The Company has devoted substantially all of its efforts to the development of their OCT technology. Additionally, the Company has allocated a substantial portion of its time and investment in bringing their services to the market, and the raising of capital.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries and variable interest entities (“VIEs”) for which the Company is the primary beneficiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

The Company has adopted the provisions of ASC 810-10-5, “Consolidation of VIEs”. ASC 810-10-5 requires a VIE to be consolidated by a company if that company is subject to a majority of the risk of loss for the VIE or is entitled to receive a majority of the VIEs residual returns.

TAG Minerals Inc. on January 4, 2011, then amended on April 2, 2011 acquired a 49% interest in TAG – Z for a 33% interest in TAG. The remaining 51% ownership in TAG – Z is held by a Director of the Company, a Zimbabwe resident, Tapiwa Gurupira. TAG – Z will be the operating arm of TAG, initially, -, with the Company being the primary beneficiary of all the activities of its subsidiary, TAG, and their associated company TAG – Z.

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
SEPTEMBER 30, 2011 AND 2010 (UNAUDITED)

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

Advertising Costs

The Company expenses the costs associated with advertising as incurred. Advertising expenses for the nine months ended September 30, 2011 and 2010 are included in professional, consulting and marketing fees in the consolidated statements of operations.

LANTIS LASER INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 AND 2010 (UNAUDITED)

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
SEPTEMBER 30, 2011 AND 2010 (UNAUDITED)

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

The following is a reconciliation of the computation for basic and diluted EPS:

			Cumulative
			Totals since
	September 30,	September 30,	January 14, 1998
	2011	2010	(Inception)
Net loss	$(327,378)	$(465,606)	$(10,734,828)

Weighted-average common shares
Outstanding (Basic)	252,394,175	100,787,653	53,008,874
Weighted-average common stock Equivalents
Convertible Notes	10,190,000	41,030,000	10,190,000
Stock options	-	-	-
Warrants	28,886,066	14,486,066	28,886,066

Weighted-average commons shares Outstanding (Diluted)	291,470,241	156,303,719	92,084,940

LANTIS LASER INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 AND 2010 (UNAUDITED)

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

Debt Issuance Costs

Debt issuance costs relate to the fees paid in connection with the Convertible Notes. These fees are being amortized over the life of the Convertible Notes which is three years. Should the notes be converted prior to the maturity date of three years, then the debt issuance costs will be amortized sooner. The Company amortized $0 and $30,618 for the nine months ended September 30, 2011 and 2010, respectively.

LANTIS LASER INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 AND 2010 (UNAUDITED)

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
SEPTEMBER 30, 2011 AND 2010 (UNAUDITED)

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

ASC 470-20-65, “Transition Guidance for Conforming Changes to, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” (“ASC 470-20-65”). ASC 470-20-65 is effective for years ending after December 15, 2008. The overall objective of ASC 470-20-65 is to provide for consistency in application of the standard. The Company has computed and recorded a beneficial conversion feature in connection with certain of their prior financing arrangements and 470-20-65 did not have a material effect on that accounting.

LANTIS LASER INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 AND 2010 (UNAUDITED)

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

In December, the Company adopted FASB ASU No. 2009-17, “Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities” (Topic 810”). (“ASU 2009-17”). ASU 2009-17 provides clarification on determination of entities included in financial statements as VIEs. Adoption of ASU 2009-17 did not have a material impact on the Company’s results of operations or financial condition.

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

LANTIS LASER INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 AND 2010 (UNAUDITED)

NOTE 3 -	FIXED ASSETS

Fixed assets as of September 30, 2011 (unaudited) and December 31, 2010 were as follows:

	Estimated	(unaudited)
	Useful Lives	September 30,	December 31
	(Years)	2011	2010
Computer and medical equipment	3-5	$128,795	$126,319
Machinery	5	6,800	-
Software	3	12,000	12,000
		147,595	138,319
Less: accumulated depreciation		(130,714)	(113,729)
Fixed assets, net		$16,881	$24,590

There was $16,985 and $16,861 charged to operations for depreciation expense for the nine months ended September 30, 2011 and 2010, respectively.

NOTE 4 -	CONVERTIBLE NOTES

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
SEPTEMBER 30, 2011 AND 2010 (UNAUDITED)

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

Interest expense on the Original Noteholders Convertible Notes for the nine months ended September 30, 2011 and 2010 was $53,681 and $189,616, respectively and $168,197 is accrued at September 30, 2011. A total of $404,413 of accrued interest was converted into common stock at the time of the note conversions in 2010 and 2011. Interest expense on the debt discount was $0 and $55,391 for the nine months ended September 30, 2011 and 2010, respectively, and amortization of the discount on the beneficial conversion feature was $0 and $54,515, respectively for the nine months ended September 30, 2011 and 2010.

As a result of the Company’s failure to timely pay the interest in May 2009, the convertible notes are in technical default. Therefore, the Company has reclassified the debt to current liabilities. The summary of the Convertible Notes is as follows at September 30, 2011:

$409,500 Convertible Notes at 10% interest
per annum due on demand	$409,500

Asher Enterprises

In August 2010, the Company entered into a Convertible Promissory Note with Asher Enterprises Inc. in the amount of $50,000. The Convertible Note is convertible to shares of the Company’s common stock anytime in the nine-month period at a variable conversion price meaning 58% multiplied by the market price, the average of the lowest three trading prices. The Company has recorded a discount of $36,207 as the value of the beneficial conversion option. In the nine months ended September 30, 2011, the Company converted $50,000 of the note (the entire principal portion) into 16,440,977 shares of stock. Additionally, 689,655 shares of common stock were issued to convert $2,000 of interest.

Interest expense on the Asher Enterprise Convertible Note for the nine months ended September 30, 2011 and 2010 was $869 and $0, respectively. The Asher Enterprise Convertible Note has $0 remaining principal balance.

LANTIS LASER INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 AND 2010 (UNAUDITED)

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

As of September 30, 2011, the remaining principal balance is $150,000.

NOTE 6 -	RELATED PARTY LOANS

The Company has unsecured loans with two of its directors. There was $149,017 outstanding in May 2011. These loans were made to fund the Company with working capital during the development stage. The loans are accruing interest at a rate of 5% per annum. Interest expense during the nine months ended September 30, 2011 and 2010 was $3,375 and $4,651. These loans were converted into Convertible Notes (see Note 5).

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

The warrants have a term of five-years, with an exercise price of $0.075. The Company performed a black-scholes calculation to determine the value of the warrants, and they were determined to have a value of $100,800. The gain on the conversion of the related party debt to warrants of $921,666 is reflected in additional paid-in capital.

LANTIS LASER INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 AND 2010 (UNAUDITED)

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

Upon payment of this amount, the parties agreed to amend the agreement they had for payment of the balance of $84,000 along with the unpaid royalty fees of $380,000 for 2003, 2004 and 2005 as noted below. The Company incurred $10,000 of maintenance fees in February 2007 and paid these on February 28, 2007.

In addition to the license fee, the Company agreed to pay minimum royalties to Lawrence Livermore beginning in 2004. The Company prior to the amendment to the agreement had not paid any of the royalties to Lawrence Livermore.

The royalties due were for 2003 $30,000, for 2004 $100,000 and for 2005 $250,000. These fees were to be paid February 28 of each year for the prior calendar year. The royalties due were $380,000.

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

The $40,000 that remains outstanding to Lawrence Livermore is accrued for as of September 30, 2011.

LANTIS LASER INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 AND 2010 (UNAUDITED)

NOTE 7 -	LICENSE AND ROYALTY FEES (CONTINUED)

LightLab

The Company entered into a Non-Exclusive License Agreement for Imaging Patents between themselves and LightLab Imaging, LLC entered into August 8, 2001.

The License Agreement had an original term of 5 years, commencing two years after the original agreement date, which would expire August 8, 2008, and the license could be renewed. The minimum royalty requirements were based on Net Sales by the Company. Since the Company generated no sales in the periods, there were no amounts due. On December 19, 2006, the Company and LightLab Imaging, Inc. negotiated an amendment whereby the new term of the agreement is, unless terminated by either party to remain in effect for three years following whichever of the following events occurs first: i) the Company’s release of a licensed product; ii) the Company’s first commercial sale of a licensed product, or; iii) July 1, 2007 (July 1, 2010). The Company on September 18, 2007 paid LightLab Imaging, LLC $50,000. This Agreement has terminated and will not be renewed as the main scanning patent licensed in this Agreement expires in 2011, before the Company intends to introduce its OCT product into the market.

There were no amounts outstanding to LightLab as of September 30, 2011.

University of Florida

On May 31, 2007, the Company entered into an exclusive licensing agreement for the field of dentistry with The University of Florida Research Foundation for novel technology relevant to the imaging probe of its Dental Imaging System. The Agreement carries a $1,000 initial licensing fee with royalty payments to commence in 2008.

The Company has paid the minimum fees in 2008 and the minimum royalty for 2009 originally due by December 31, 2009 had been deferred until July 31, 2011 and is in accounts payable as it is unpaid as of September 30, 2011. The Company is discussing the possible extension at this time. The Company did pay some patent fees of $123 in 2009 to the University of Florida. In addition, the first year of sale under the agreement has been amended to 2011 from 2009.

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
SEPTEMBER 30, 2011 AND 2010 (UNAUDITED)

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

AXSUN

In June 2008, the Company entered into a strategic agreement with AXSUN Technologies, Inc. (“AXSUN”) whereby AXSUN will manufacture and supply the integrated OCT engine for the OCT System. Under the terms of the agreement, the Company had exclusive rights to the OCT engine for use in diagnostic imaging of teeth and soft tissue in human and animal dentistry. The exclusivity was subject to the Company’s purchasing a minimum number of OCT engines in each year, commencing in 2009. The agreement was terminated in May 2010 for nonperformance by the Company.

NOTE 9 -	STOCKHOLDERS’ EQUITY (DEFICIT)

Common Stock and Preferred Stock

As of September 30, 2011, the Company has 990,000,000 shares of common stock authorized with a par value of $.001. On December 9, 2004, Lantis Laser Inc. increased the authorized shares from 250,000,000 to 990,000,000. Lantis Laser Inc. also removed the 1,000,000 shares of preferred stock from its charter, and on January 23, 2007, amended its articles of incorporation to create a class of preferred stock, and authorized the issuance of 10,000,000 shares of preferred stock at $.001 par value. No shares have been issued to date.

The Company has 353,996,015 shares issued and outstanding as of September 30, 2011.

LANTIS LASER INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 AND 2010 (UNAUDITED)

NOTE 9 -	STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED)

Common Stock and Preferred Stock

During the nine months ended September 30, 2011, the Company issued:

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

3,185,713 shares of common stock for $60,000 cash. In addition, the Company collected $216,250 for shares yet to be issued as of September 30, 2011.

5,000,000 shares of common stock as a deposit for an acquisition for TAG Z valued at $150,000.

During the year ended December 31, 2010, the Company issued:

 500,000 shares to Agoracom for consulting services. These shares were valued at $.04 per share or $20,000.

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
SEPTEMBER 30, 2011 AND 2010 (UNAUDITED)

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
SEPTEMBER 30, 2011 AND 2010 (UNAUDITED)

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
SEPTEMBER 30, 2011 AND 2010 (UNAUDITED)

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

At September 30, 2011, deferred tax assets consist of the following:

Net operating losses	$3,347,109
Valuation allowance	(3,347,109)
$-

At September 30, 2011, the Company had a net operating loss carryforward in the amount of $9,844,437 available to offset future taxable income through 2031. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods. A reconciliation of the Company’s effective tax rate as a percentage of income before taxes and federal statutory rate for the periods ended September 30, 2011 and 2010 is summarized as follows:

	2011	2010
Federal statutory rate	(34.0%)	(34.0%)
State income taxes, net of federal benefits	3.3	3.3
Valuation allowance	30.7	30.7
	0%	0%

LANTIS LASER INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 AND 2010 (UNAUDITED)

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

LANTIS LASER INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 AND 2010 (UNAUDITED)

NOTE 12 -	INVESTMENT

TAG Z acquired Ontage in July 2011. The only activity in Ontage is a 10% interest in Slashwood Mining. The value of the 10% ownership is valued at $150,000, which is the value of the 5,000,000 shares of common stock that the Company issued to acquire Ontage.

NOTE 13 -	FAIR VALUE MEASUREMENTS

The Company adopted certain provisions of ASC Topic 820. ASC 820 defines fair value, provides a consistent framework for measuring fair value under generally accepted accounting principles and expands fair value financial statement disclosure requirements. ASC 820’s valuation techniques are based on observable and unobservable inputs. Observable inputs reflect readily obtainable data from independent sources, while unobservable inputs reflect our market assumptions. The Company determines the fair value of its liabilities, on a recurring basis using significant observable inputs. The fair value measurement of these liabilities is consistent with ASC 820, "Fair Value Measurements" ASC 820 did not have an impact on the consolidated financial position or results of operations; however, the required disclosure for the nine months ended September 30, 2011 is as follows:

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

The following table represents the fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2011:

	Level 1	Level 2	Level 3	Total
Investment	-	150,000	-	150,000
Convertible notes	-	-	559,500	559,500