Form 10-K
period 2011-12-31
RAPTOR RESOURCES HOLDINGS INC.
filed 2012-04-16
CIK 1413299

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[Mark One]

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2011

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 000-53585

RAPTOR RESOURCES HOLDINGS INC.

 (Exact name of registrant as specified in its charter)

Nevada	65-0813656
(State of jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

41 Howe Lane
Freehold, New Jersey	07728
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (732) 252-5146

Securities Registered Pursuant to Section 12(b) of the Act.

Common Stock, par value $0.001 per share	N/A
(Title of each class)	(Name of exchange on which registered)

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

As of April 12, 2011, the aggregate market value of all voting and non-voting common equity held by non-affiliates was $4,678,201.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

As of April 12, 2012, 382,306,456 shares of common stock, $0.001 par value per share, were issued and outstanding.

Documents Incorporated by Reference: None

RAPTOR RESOURCES HOLDINGS INC.

10-K ANNUAL REPORT

For the Fiscal Year Ended December 31, 2011

TABLE OF CONTENTS

		Page

PART I
Item 1.	Business	3
Item 1AA.	Risk Factors	11
Item 1B	Unresolved Staff Comments	19
Item 2.	Properties	19
Item 3.	Legal Proceedings	19
Item 4.	Mine Safety Disclosures	19
PART II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	19
Item 6.	Selected Financial Data	20
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	26
Item 8.	Financial Statements and Supplementary Data	26
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	27
Item 9A.	Controls and Procedures	27
Item 9B.	Other Information	29
PART III
Item 10.	Directors and Executive Officers of the Registrant	29
Item 11.	Executive Compensation	31
Item 12.	Security Ownership of Certain Beneficial Owners and Management	32
Item 13.	Certain Relationships and Related Transactions	32
Item 14.	Principal Accounting Fees and Services	32
PART IV
Item 15.	Exhibits, Financial Statement Schedules	33
EX-23.1 Consent of Independent Registered Public Accounting Firm
EX-31.1 Section 302 Certification of CEO
EX-31.2 Section 302 Certification of CFO
EX-32.1 Section 906 Certification of CEO
EX-32.2 Section 906 Certification of CFO

PART I

You are urged to read this Annual Report on Form 10-K (“Form 10-K”) in its entirety. This Form 10-K contains forward-looking statements that involve risks and uncertainties. Our actual results may differ significantly from the projected results discussed in these forward-looking statements. Factors that may cause such a difference include, but are not limited to, those discussed below and in Item 1A, “Risk Factors.” “We,” “our,” “ours,” “us,” or “the Company” when used herein, refers to Raptor Resources Holdings Inc., a Nevada corporation.

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

Overview

We were incorporated in Nevada in February 1998 under the name Beekman Enterprises, Inc. In February 2001, we changed our name to Virtual Internet Communications, Inc., and in April 2002, we changed our name to Hypervelocity, Inc. Until September 2002, Hypervelocity was a consulting firm specializing in voice, data and video communications convergence, network design and integration. In September 2002, Hypervelocity dissolved its operating subsidiary and assigned its assets to an individual holding a note payable that was secured by the assets. From September 2002 until November 2004, Hypervelocity was non-trading public shell company, with no operations. In November 2004, we acquired Lantis Laser, Inc., a New Jersey corporation formed in January 1998 (“Lantis New Jersey”), in a reverse-triangular merger and succeeded to its business as our sole line of business. In connection with the merger, we changed our name to “Lantis Laser Inc.” Lantis Laser Inc. was formed to commercialize the application of novel technologies in the dental industry.

On April 22, 2011, through a reverse triangular merger, we acquired both TAG Minerals Inc. ("TAG") and its 49%-owned operating subsidiary, TAG Minerals Zimbabwe (Private) Limited. TAG became our second wholly-owned subsidiary. We issued 50% of our outstanding shares at the date of the merger to TAG's shareholders and our existing directors resigned and become the directors of Lantis New Jersey. Lantis New Jersey continues our dental technology business. We are now focused on the mining of gold and other industrial minerals.

Through our operating affiliate, TAG Minerals Zimbabwe (PVT) Ltd. ("TAG-Z"), we entered into a Sale of Shares Agreement dated September 19, 2011, pursuant to which TAG-Z, for a total cash payment of $433,000, to be paid in installments through November 30, 2012, purchased 100% of the mineral assets of Dodge mine blocks 1-6, located in Zimbabwe. The transfer of all six blocks has been completed. The property consists of three hydrothermal mountains representing 123 hectares containing multiple deposits of superior grade barite, limestone and talc based on the drilling reports that management received from the previous owner of the Dodge mine blocks. We believe that in light of the significant recent oil and gas discoveries off the coast of neighboring Mozambique and new drilling contracts expected in the Middle East, Central Africa, South Africa and Western Australia the high grade barite alone, which serves as a weighting agent for drilling fluids in oil and gas drilling applications, will be of significant future cash value to us. Along with the purchase of Dodge mine blocks 1-6 TAG-Z received 50% of the issued and outstanding shares of common stock of Chiroswa Minerals (PVT) Limited ("Chiroswa"), an inactive company originally formed to conduct mining operations on the Dodge mine. Since Chiroswa is not an operating company TAG-Z has canceled the Chiroswa shares it received under the Sale of Share Agreement and intends to conduct mining operations on the Dodge blocks itself.

On December 5, 2011, we entered into a Stock Purchase Agreement, dated effective as of December 2, 2011 (“Stock Purchase Agreement”), with Raptor Networks Technology, Inc. (RPTN.QB) (“Raptor”) pursuant to which we issued 5,000,000 restricted shares of our common stock to the holder of certain Raptor convertible notes, California Capital Equity, LLC, and we received 109,928,311 restricted shares of Raptor's common stock or 55% of its issued and outstanding shares of common stock. We have filed a Schedule 14C on behalf of Raptor stating our intention to effect a 1:10 reverse stock split, own 80% of the fully diluted shares of Raptor's common stock on a post-split basis, change the name of Raptor to Mabwe Minerals Inc. and have Raptor engage in the exploration and mining of gold and other industrial minerals and cease any involvement with the historical business of Raptor. Raptor is a majority owned subsidiary of Lantis.

On March 5, 2012 we amended our Articles of Incorporation to change our name to Raptor Resources Holdings Inc. to. more clearly reflect our new focus on the mining of gold and other industrial minerals and to help build a new brand identity.

Lantis Laser, Inc.

Our first product we are developing and plan to market, after we obtain FDA clearance, is a diagnostic dental imaging device based on a light-based technology known as optical coherence tomography or OCT System. We have the exclusive rights to OCT for diagnostic applications in dentistry in terms of our license agreement with Lawrence Livermore National Laboratories (“Livermore”). We had license agreement with LightLab Imaging for a portfolio of enabling patents relating to the scanning of tissue. This license terminated in July 2010 and LightLab did not want to renew it at that time, as the company had recently been acquired. They indicate that this could be reviewed once Lantis was closer to commercialization of its OCT System for dental application. We also have an exclusive license with University of Florida for a patented technology relating to the probe scanner which we may deploy in our OCT System. In July 2008 we signed an exclusive agreement with The Regents of California for a patent pending technology called “Nearinfrared Transillumination for the Detection of Tooth Decay” or NIR System. This technology is synergistic with OCT as both modalities use the same light source but provide different views of oral structures. We expect to integrate NIR with our OCT System in the form of a chairside platform and also sell it separately as a standalone diagnostic imaging aid, subject to obtaining sufficient capital to complete development of OCT and NIR. Before we can market these devices we would need to obtain FDA approval.

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

Market Opportunity for Lantis Laser, Inc.

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

Our Lantis Laser, Inc. Products

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

Lantis Laser, Inc. Licenses and Patents

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

Government Regulation of Lantis Laser, Inc. Products

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

The gold and other industrial minerals industry is very competitive industry with many established and well-recognized competitors. There is aggressive competition within the minerals industry to discover and acquire mineral properties considered to have commercial potential. We compete for the opportunity to participate in promising exploration projects with other entities, many of which have greater resources than us. In addition, we compete with others in efforts to obtain financing to acquire and explore mineral properties, acquire and utilize mineral exploration equipment and hire qualified mineral exploration personnel.

Sales and Marketing of Lantis Laser, Inc. Dental Products

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

We are dependent on Al Pietrangelo, our Chairman, President and CEO and, for Lantis Laser, Inc., on Stanley Baron, our Chairman, President & CEO, Craig Gimbel, DDS, our Executive Vice-President and Douglas Hamilton our head of Research and Development. Unlike larger companies, we rely heavily on a small number of officers to conduct a large portion of our business. The loss or unavailability of their services, along with the loss of their skills, numerous contacts and relationships in the industry, would have a material adverse effect on our product development and business prospects and/or potential earning capacity.

We have no Chief Financial Officer, which makes it more difficult for us to comply with our public company reporting obligations and prevents us from having an internal check on our financial reporting.

We have no Chief Financial Officer, and the duties of a Chief Financial Officer are currently performed by Al Pietrangelo, our Chairman, President & CEO. As a result, it will be more difficult for us to fully comply with our reporting obligations as a public company, and our ability to do so is uncertain. In addition, as our CEO is also acting as our Chief Financial Officer, we do not have any internal check on our financial reporting.

Our dental device products are subject to an extensive government regulation and pre-approval process before such products may be marketed. Any unanticipated costs or delays in these processes, or any failure to obtain the necessary approvals, will have a material adverse affect on our ability to introduce and market our products.

Our dental device products are subject to extensive regulation by governmental authorities. Before any new medical device may be introduced to the market in the United States, the manufacturer generally must obtain FDA approval by filing a pre-market application (a “PMA”) under Section 515 of the Federal Food, Drug and Cosmetic Act (the “FDCA”) or a pre-market notification pursuant to Section 510(k) (a “510(k) Notification”) of the FDCA. Obtaining FDA approval requires substantial time, effort, and financial resources, and may be subject to both expected and unforeseen delays, and there can be no assurance that any approval will be granted on a timely basis, if at all, or that delays will be resolved favorably or in a timely manner. A 510(k) Notification generally receives pre-market clearance from the FDA approximately three to nine months from submission. Approval of a PMA generally takes two or more years from the date of submission to be approved. We believe that our OCT System requires only 510(k) Notification. However, the FDA may determine that our OCT System is not substantially equivalent to a predicate device, or that additional information is needed before a substantial equivalence determination can be made. A “not substantially equivalent” determination, or a request for additional information, would subject us to the lengthier PMA process and could prevent or delay the market introduction of our OCT System. Obtaining FDA approval for our products may require the submission of extensive preclinical and clinical data and supporting information to the FDA, and there can be no guarantee of ultimate clearance or approval. See “Business – Government Regulation.”

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

Our dental device products are subject to ongoing governmental regulation that could make it more expensive and time consuming for us to manufacture our products.

Our dental device technology is subject to post-market reporting requirements for certain adverse events and device malfunctions, and correction and removal reporting and recordkeeping requirements for actions taken with respect to distributed devices to reduce a risk to health. Additionally, the FDA actively enforces regulations prohibiting marketing of devices for indications or uses that have not been cleared or approved by the FDA. If safety or efficacy problems occur after the product reaches the market, the FDA may take steps to prevent or limit further marketing of the product.

The manufacture of our dental device products also is subject to periodic inspection by regulatory authorities and certain marketing partners, while manufacture of our products for human use is subject to regulation and inspection from time to time by the FDA for compliance with GMPs, as well as equivalent requirements and inspections by state and foreign regulatory authorities. There can be no assurance that we will satisfy these requirements for our technology. In addition, there can be no assurance that the FDA or other authorities will not, during the course of an inspection of our facilities, identify what they consider to be deficiencies in GMPs or other requirements and request, or seek, remedial action. Failure to comply with such regulations or any delay in attaining compliance may adversely affect our manufacturing activities and could result in, among other things, FDA refusal to grant pre-market approvals or clearances for pending or future products, warning letters, injunctions, civil penalties, fines, recalls or seizures of products, total or partial suspensions of production and criminal prosecution. Additionally, future modifications of our manufacturing facilities and processes may subject us to further FDA inspections and review before implementation of such modifications. There can be no assurance that we will be able to obtain necessary regulatory approvals or clearances on a timely basis, if at all. Delays in receipt of or failure to receive such approvals or clearances or the loss of previously received approvals or clearances will affect our ability to timely manufacture our products.

Uncertainties related to the early stage of our commercialization and development efforts may materially adversely affect our ability to commercialize our dental device products.

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

We have limited experience in marketing or selling our dental device products, and we may need to rely on marketing partners or contract sales companies.

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

Risks Related to Our Industrial Minerals and Dental Device Industries

The market for our dental device products is new and evolving and a viable market may never develop or may take longer to develop than we anticipate.

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

Risks Related to Our Dependence on Third Parties

If a collaborative partner terminates or fails to perform its obligations under agreements with us, the development and commercialization of our dental device products could be delayed or terminated.

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

Although our common stock is quoted on the OTC:QB under the symbol “RRHI” (formerly "LLSR") there is a limited active trading market for our common stock and such a market may not develop or be sustained. We cannot assure you that an active public market will materialize as we are a development stage company and do not have revenue or profit. Furthermore, the OTC Bulletin Board is not a listing service or exchange, but is instead a dealer quotation service for subscribing members.

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

Furthermore, for companies whose securities are quoted on the OTC:QB, it is more difficult (1) to obtain accurate quotations, (2) to obtain coverage for significant news events because major wire services generally do not publish press releases about such companies, and (3) to obtain needed capital.

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

We have issued a total of 382,306,456 shares of which 101,645,031 are free trading or eligible to become free trading. This far exceeds the average daily trading volume for our common stock of approximately 77,250 shares. As a result of this imbalance, the sale or attempted sale of those formerly-restricted shares into the market can be expected to have a significant adverse effect on the market price of our common stock. This imbalance could also exacerbate volatility in the market price for our common stock – an increase in the market price could trigger an increased volume of sales or attempted sales, which could flood the market and cause the market price to decrease, resulting in price volatility.

A significant decrease in the market price of our common stock also could have a negative impact or our ability to raise capital in one or more equity financings on favorable terms, or at all.

We will need to raise additional capital in the future, but that capital may not be available.

Although we initially believed that the proceeds of our September 2006 and May 2007 private placements would be sufficient to support our Phase 2 and Phase 3 development plan for our subsidiary, Lantis Laser, Inc., it has taken longer than we planned and cost more than we had forecast to complete our Beta Systems. As a result, we will need additional funding to complete the development of our OCT System and transition to manufacturing and begin marketing our Systems. We are in the process of seeking additional financing. Such additional financing may not be available when we need it or may not be available on terms that are favorable to us. If we are unable to obtain adequate financing on a timely basis, we could be required to delay, or terminate our product development program.

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

We intend to seek to acquire companies to expand our existing gold and industrial minerals properties and expertise and also novel technologies in the dental field that we believe are commercially viable. Given our present financial and operational situation, it is likely that the purchase price in any such acquisition would be paid primarily in shares of our common stock. In the event of such an issuance, you would experience dilution of your percentage ownership of our common stock.

Our management controls a substantial percentage of our stock and therefore has the ability to exercise substantial control over our affairs.

As of December 31, 2011, our directors and executive officers beneficially owned 465 million shares, or approximately 68%, of our outstanding common and Series A preferred stock in the aggregate. Because of the large percentage of stock held by our directors and executive officers, these persons could influence the outcome of any matter submitted to a vote of our stockholders. This concentration of ownership may have the effect of:

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

Our audited financial statements for the years ended December 31, 2011, December 31, 2010, and December 31, 2009 have been prepared under the assumption that we will continue as a going concern. Our independent registered public accounting firm has issued their reports dated April __, 2012, in connection with the audit of our financial statements for the year ended December 31, 2011 and December 31, 2010 that included an explanatory paragraph describing the existence of conditions that raise substantial doubt about our ability to continue as a going concern due to our having sustained operating losses and capital deficits from operations. The fact that we have received this “going concern opinion” from our independent registered public accounting firm will likely make it more difficult for us to raise capital on favorable terms and could hinder, to some extent, our operations. Additionally, if we are not able to continue as a going concern, it is likely that stockholders will lose all of their investment. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Item 1B.	Unresolved Staff Comments.

Not applicable

Item 2.	Properties

For Lantis Laser, Inc. we leased approximately 720 square feet of office space for our research and development activities at 8100 Park Boulevard, Pinellas Park, Florida pursuant to a month-to-month lease. Our lease for this space provided for rent of $695 per month. This lease was terminated at the end of October 2010 as the OCT development program had ceased due to lack of capital. Our Freehold, New Jersey and Denville, New Jersey offices are also the homes of Al Pietrangelo, our President, Chairman and CEO, and Dr. Gimbel, a director and our Executive Vice-President of Clinical Affairs, respectively. We do not have any formal agreement with Al Pietrangelo or Dr. Gimbel regarding the use of these addresses, and we pay no rent.

Item 3.	Legal Proceedings

None

Item 4.	Submission of Matters to a Vote of Securities Holders

No matters were submitted to a vote of stockholders during the fourth quarter of 2011.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock has been quoted on the Pink Sheets under the symbol “LLSR” from October 26, 2006 to November 2009 when it commenced quotation on the OTC Bulletin Board.

The following table sets forth the high and low closing bid quotations for our common stock for each calendar quarter since January 1, 2010, as reported by the Pink Sheets and the OTC Bulletin Board. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not reflect actual transactions.

	Bid Price Per Share
	High	Low
2010
January 4 through March 31	$0.10	$0.03
April 1 through June 30	$0.04	$0.01
July 1 through September 30	$0.04	$0.01
October 1 through December 31	$0.02	$0.003
2011
January 1 through March 31	$0.10	$0.04
April 1 through June 30	$0.07	$0.02
July 1 through September 30	$0.04	$0.01
October 1 through December 31	$0.04	$0.02

Number of Stockholders

As of April 9, 2011 there were approximately 180 holders of record of our common stock and 1050 beneficial owners of our common stock.

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

The information set forth and discussed in this Management’s Discussion and Analysis is derived from our financial statements and the related notes. You should read the following discussion of our financial condition and results of operations together with the audited financial statements and the notes thereto included in this Annual Report on Form 10-K for the year ended December 31, 2011. This discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results may differ materially from those anticipated in these forward-looking statements, including those set forth in this Annual Report on Form 10-K.

Overview

We were incorporated in Nevada in February 1998 under the name Beekman Enterprises, Inc. In February 2001, we changed our name to Virtual Internet Communications, Inc., and in April 2002, we changed our name to Hypervelocity, Inc. Until September 2002, Hypervelocity was a consulting firm specializing in voice, data and video communications convergence, network design and integration. In September 2002, Hypervelocity dissolved its operating subsidiary and assigned its assets to an individual holding a note payable that was secured by the assets. From September 2002 until November 2004, Hypervelocity was non-trading public shell company, with no operations. In November 2004, we acquired Lantis Laser, Inc., a New Jersey corporation formed in January 1998 (“Lantis New Jersey”), in a reverse-triangular merger and succeeded to its business as our sole line of business. In connection with the merger, we changed our name to “Lantis Laser Inc.” Lantis Laser Inc. was formed to commercialize the application of novel technologies in the dental industry.

On April 22, 2011, through a reverse triangular merger, we acquired both TAG Minerals Inc. ("TAG") and its 49%-owned operating subsidiary, TAG Minerals Zimbabwe (Private) Limited. TAG became our second wholly-owned subsidiary. We issued 50% of our outstanding shares at the date of the merger to TAG's shareholders and our existing directors resigned and become the directors of Lantis New Jersey. Lantis New Jersey continues our dental technology business. We are now focused on the mining of gold and other industrial minerals.

Through our operating affiliate, TAG Minerals Zimbabwe (PVT) Ltd. ("TAG-Z"), we entered into a Sale of Shares Agreement dated September 19, 2011, pursuant to which TAG-Z, for a total cash payment of $433,000, to be paid in installments through November 30, 2012, purchased 100% of the mineral assets of Dodge mine blocks 1-6, located in Zimbabwe. The transfer of all six blocks has been completed. The property consists of three hydrothermal mountains representing 123 hectares containing multiple deposits of superior grade barite, limestone and talc based on the drilling reports that management received from the previous owner of the Dodge mine blocks. We believe that in light of the significant recent oil and gas discoveries off the coast of neighboring Mozambique and new drilling contracts expected in the Middle East, Central Africa, South Africa and Western Australia the high grade barite alone, which serves as a weighting agent for drilling fluids in oil and gas drilling applications, will be of significant future cash value to us. Along with the purchase of Dodge mine blocks 1-6 TAG-Z received 50% of the issued and outstanding shares of common stock of Chiroswa Minerals (PVT) Limited ("Chiroswa"), an inactive company originally formed to conduct mining operations on the Dodge mine. Since Chiroswa is not an operating company TAG-Z has canceled the Chiroswa shares it received under the Sale of Share Agreement and intends to conduct mining operations on the Dodge blocks itself.

On December 5, 2011, we entered into a Stock Purchase Agreement, dated effective as of December 2, 2011 (“Stock Purchase Agreement”), with Raptor Networks Technology, Inc. (RPTN.QB) (“Raptor”) pursuant to which we issued 5,000,000 restricted shares of our common stock to the holder of certain Raptor convertible notes, California Capital Equity, LLC, and we received 109,928,311 restricted shares of Raptor's common stock or 55% of its issued and outstanding shares of common stock. We have filed a Schedule 14C on behalf of Raptor stating our intention to effect a 1:10 reverse stock split, own 80% of the fully diluted shares of Raptor's common stock on a post-split basis, change the name of Raptor to Mabwe Minerals Inc. and have Raptor engage in the exploration and mining of gold and other industrial minerals and cease any involvement with the historical business of Raptor. Raptor is a majority owned subsidiary of Lantis.

On March 5, 2012 we amended our Articles of Incorporation to change our name to Raptor Resources Holdings Inc. to. more clearly reflect our new focus on the mining of gold and other industrial minerals and to help build a new brand identity.

Fiscal Year Ended December 31, 2011 and 2010

Total Operating Revenues

We recognized $0 in revenue during the years ended December 31, 2011 and 2010. Revenues are anticipated to commence within the third quarter of 2012 for the mining of gold and other industrial minerals and 24 months after financing is obtained to complete the OCT product development. Generation of sales can only commence upon FDA 510(k) clearance.

Total Operating Expenses

Total operating expenses for the year ended December 31, 2011 were $896,816 compared to $156,409 for the same period in 2010. This represented an increase of $740,407, or 83%, primarily due to the increased professional, consulting and marketing fees associated with the change in management, business focus and acquisition activity in the gold and other industrial minerals industry.

We depreciate fixed assets. This resulted in an expense of $22,729 and $22,481 for the years ended December 31, 2011 and 2010, respectively. We determine the fair value of the undiscounted cash flows annually and sooner if circumstances change and determination is required, to value any impairment on our intangible assets and long-lived assets. As of December 31, 2011 and December 31, 2010, we determined there was no impairment charge.

Other Income (Expense)

Interest expense, net of interest income, of $81,826 is the amount of interest payable on the notes for the year ended December 31, 2011 compared to interest of $308,641 for the year ended December 31, 2010. This decrease is due to the conversion of certain of the notes to common stock.

Net Income (Loss)

We reported a net (loss) from operations of $(896,816) for the year ended December 31, 2011 compared to $(156,409) for the year ended December 31, 2010. The increase in the net loss is attributable to the increase in total operating expenses, discussed above.

Provision for Income Taxes

There was no provision for income taxes for the year ended December, 2011 and 2010. There was no provision due to the carry forward of approximately $10,493,045 of net operating losses as of December 31, 2011 that we reserved in valuation allowances against this deferred tax asset.

Liquidity and Capital Resources

During the year ended 2011, the balance in cash and cash equivalents increased by $5,690 from $9,382 during the year ended 2010. The increase of $5,690 is reflective of cash used in operating activities of $290,459, includes an increase in accounts payable and accrued expenses of $284,511. The Company also had cash provided for financing activities for the year ended December 31, 2011 in the amount of $302,250, from the proceeds of a private placement and a loan from a related party in the amount of $32,250.

As of December 31, 2011, we had current assets of $165,072 consisting of cash and equivalents aand an investment and other fixed assets, net of depreciation, amounting to $9,028 and mineral rights of $433,000.

As of December 31, 2011, we had $1,704,802 in current liabilities, consisting of accrued interest payable on the 5% convertible note of $178,519, and accounts payable of $656,633, as well as other notes payable due in the current period.

We had a working capital deficit of $1,539730 as of December 31, 2011.

As a development stage company, financial resources have been directed to acquisition of gold and other industrial mining companies and projects and with respect to the dental technology for product development and no revenue has yet been generated by either businesses. We expect to generate revenues in the third quarter of 2012 from our gold and other industrial minerals business. We have suspended all development efforts to commercialize the OCT System so we do not anticipate generating any revenues from the dental technology business. While we believe that we will have capital we cannot state that we will have sufficient capital to continue to operate for twelve months and we have significant doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements:

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, majority-owned subsidiaries and variable interest entities (“VIEs”) for which the Company is the primary beneficiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

The Company has adopted the provisions of ASC 810-10-5, “Consolidation of VIEs”. ASC 810-10-5 requires a VIE to be consolidated by a company if that company is subject to a majority of the risk of loss for the VIE or is entitled to receive a majority of the VIEs residual returns.

TAG Minerals Inc. on January 4, 2011, then amended on April 2, 2011, acquired a 49% interest in TAG – Z for a 33% interest in TAG. The remaining 51% ownership in TAG – Z is held by a Director of the Company, a Zimbabwe resident, Tapiwa Gurupira. TAG – Z will be the operating arm of TAG, initially, with the Company being the primary beneficiary of all the activities of its subsidiary, TAG, and their associated company TAG – Z.

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

Revenue Recognition

We have not yet generated revenue. We anticipate recognizing revenue in accordance with the contracts we enter into for the distribution of the products that are currently in development for the dental technology and the contracts we enter for the mining of gold and other industrial minerals.

Income Taxes

Under ASC 740 the liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

Uncertainty in Income Taxes

Under ASC 740-10-25 recognition and measurement of uncertain income tax positions is required using a “more-likely-than-not” approach. We evaluate our tax positions on an annual basis and have determined that as of December 31, 2011 no additional accrual for income taxes is necessary.

Advertising Costs

We expense the costs associated with advertising as incurred. Advertising expenses for the year ended December 31, 2011 and the years ended December 31, 2010 are included in professional, consulting and marketing fees in the consolidated statements of operations.

Fixed Assets

Fixed assets are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets; computer and medical equipment – 3-5 years, and furniture and fixtures – 5 years.

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

Debt Issuance Costs

Debt issuance costs relate to the fees paid in connection with our outstanding convertible notes. These fees are being amortized over the life of the convertible notes, which is three years. Should the notes be converted prior to the maturity date of three years, then the debt issuance costs will be amortized sooner. We amortized $0 and $30,618 for the years ended December 31, 2011 and 2010, respectively.

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

In May 2011, FASB issued Accounting Standards Update (ASU) No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. FASB ASU 2011-04 amends and clarifies the measurement and disclosure requirements of FASB ASC 820 resulting in common requirements for measuring fair value and for disclosing information about fair value measurements, clarification of how to apply existing fair value measurement and disclosure requirements, and changes to certain principles and requirements for measuring fair value and disclosing information about fair value measurements. The new requirements are effective for fiscal years beginning after December 15, 2011. The Company plans to adopt this amended guidance on October 1, 2012 and at this time does not anticipate that it will have a material impact on the Company’s results of operations, cash flows or financial position.

In June 2011, FASB issued ASU No. 2011-05, Presentation of Comprehensive Income, which amends the disclosure and presentation requirements of Comprehensive Income. Specifically, FASB ASU No. 2011-05 requires that all nonowner changes in stockholders’ equity be presented either in 1) a single continuous statement of comprehensive income or 2) two separate but consecutive statements, in which the first statement presents total net income and its components, and the second statement presents total other comprehensive income and its components. These new presentation requirements, as currently set forth, are effective for the Company beginning October 1, 2012, with early adoption permitted. The Company plans to adopt this amended guidance on October 1, 2012 and at this time does not anticipate that it will have a material impact on the Company’s results of operations, cash flows or financial position.

In September 2011, FASB issued ASU 2011-08, Testing Goodwill for Impairment, which amended goodwill impairment guidance to provide an option for entities to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. After assessing the totality of events and circumstances, if an entity determines that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, performance of the two-step impairment test is no longer required. This guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. Adoption of this guidance is not expected to have any impact on the Company’s results of operations, cash flows or financial position.

There were other updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8.	Financial Statements and Supplementary Data

The following financial statements are included:

LANTIS LASER INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2011 AND 2010

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page(s)

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-1

CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 2011 and 2010	F-2

CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010 WITH CUMULATIVE TOTALS SINCE JANUARY 14, 1998 (INCEPTION)	F-3

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010 WITH CUMULATIVE TOTALS SINCE JANUARY 14, 1998 (INCEPTION)	F-4

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010 WITH CUMULATIVE TOTALS SINCE JANUARY 14, 1998 (INCEPTION)	F-5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2011 AND 2010	F-6-F-28

Report of Independent Registered Public Accounting Firm

Board of Directors

Lantis Laser Inc.

Denville, NJ

We have audited the accompanying consolidated balance sheets of Lantis Laser Inc. (the “Company”) as of December 31, 2011 and 2010 and the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for the years ended December 31, 2011 and 2010 with cumulative totals since the Company’s inception. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lantis Laser Inc. as of December 31, 2011 and 2010, and the results of its consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for the years ended December 31, 2011 and 2010, with cumulative totals since January 14, 1998, the commencement of the development stage in conformity with U.S. generally accepted accounting principles.

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

/s/ KBL, LLP

New York, NY

April __, 2012

LANTIS LASER INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2011 AND 2010

	DECEMBER 31,	DECEMBER 31,
	2011	2010
ASSETS

Current Assets:
Cash and cash equivalents	$15,072	$9,382
Investment	150,000	-

Total Current Assets	165,072	9,382

Fixed assets, net of depreciation	9,028	24,590

Other Asset:
Mineral rights	433,000	-

TOTAL ASSETS	$607,100	$33,972

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

LIABILITIES
Current Liabilities:
Accrued interest - convertible notes	$178,519	$155,148
Accounts payable and accrued expenses	656,633	438,946
Note payable - Dodge Mines	283,000	-
Related party payable	27,150	1,100,542
Convertible promissory note - related parties	150,000	-
Convertible notes payable, net of discount and beneficial conversion feature	409,500	489,118

Total Current Liabilities	1,704,802	2,183,754

Total Liabilities	1,704,802	2,183,754

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $.001 Par Value; 10,000,000 shares authorized and 0 shares issued and outstanding	-	-
Common stock, $.001 Par Value; 990,000,000 shares authorized and 378,205,600 and 139,874,905 shares issued and outstanding	378,205	139,874
Additional paid-in capital	8,639,808	6,949,807
Additional paid-in capital - warrants	1,268,787	1,167,987
Deficits accumulated during the development stage	(11,384,502)	(10,407,450)

Total Stockholders’ Equity (Deficit)	(1,097,702)	(2,149,782)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$607,100	$33,972

The accompanying notes are an integral part of the consolidated financial statements

LANTIS LASER INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

WITH CUMULATIVE TOTALS SINCE JANUARY 14, 1998 (INCEPTION)

			CUMULATIVE
			TOTALS SINCE
	YEARS ENDED		INCEPTION
	DECEMBER 31,		JANUARY 14,
	2011	2010	1998

OPERATING REVENUES
Sales	$-	$-	$-

OPERATING EXPENSES

Research and development	-	20,037	2,129,906
Exploration costs	3,000	-	3,000
Wages and wage related expenses	182,055	-	1,162,036
Professional, consulting and marketing fees	365,616	76,936	4,799,553
Value of stock issued to secure puchase of Raptor	155,000	-	155,000
Other general and administrative expenses	168,416	36,955	746,090
Depreciation	22,729	22,481	136,458
Total Operating Expenses	896,816	156,409	9,132,043

LOSS BEFORE OTHER INCOME (EXPENSE)	(896,816)	(156,409)	(9,132,043)

Amortization of debt issuance costs	-	(30,618)	(287,571)
Loss in investment under equity method	-	-	(167,664)
Gain on conversion of interest	524	-	524
Gain on sale of equipment	1,066	-	1,066
Interest expense - debt discount	-	(125,729)	(1,017,246)
Interest income (expense), net	(81,826)	(308,641)	(781,568)
Total Other Income (expense)	(80,236)	(464,988)	(2,252,459)

NET LOSS BEFORE PROVISION FOR INCOME TAXES	(977,052)	(621,397)	(11,384,502)
Provision for Income Taxes	-	-	-

NET LOSS APPLICABLE TO COMMON SHARES	$(977,052)	$(621,397)	$(11,384,502)

NET LOSS PER BASIC AND DILUTED SHARES	(0.00)	(0.01)	(0.19)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	280,812,406	108,351,161	59,347,524

LANTIS LASER INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

WITH CUMULATIVE TOTALS SINCE JANUARY 14, 1998 (INCEPTION)

							Deficits
						Additional	Accumulated
					Additional	Paid-in	During the
	Preferred Stock		Common Stock		Paid-in	Capital-	Development
	Shares	Amount	Shares	Amount	Capital	Warrants	Stage	Total

Balance - January 14, 1998	-	$-	-	$-	$-	$-	$-	$-

Shares issued to founders	-	-	200	200	87	-	-	287

Net loss for the period January 14, 1998through December 31, 2003	-	-	-	-	-	-	(408,404)	(408,404)

Balance January 1, 2004	-	-	200	200	87	-	(408,404)	(408,117)

Shares issued in reverse merger	-	-	81,788,563	81,589	(81,876)	-	-	(287)

Shares issued in conversion of notes	-	-	3,211,250	3,211	256,318	-	-	259,529

Net loss for the year	-	-				-	(251,734)	(251,734)

Balance December 31, 2004	-	-	85,000,013	85,000	174,529	-	(660,138)	(400,609)

Net loss for the year	-	-	-	-	-	-	(347,397)	(347,397)

Balance December 31, 2005	-	-	85,000,013	85,000	174,529	-	(1,007,535)	(748,006)

Shares and warrants issued in private placement, net of placement fees	-	-	5,850,000	5,850	307,507	208,143	-	521,500

Shares issued for services rendered	-	-	1,500,000	1,500	148,500	-	-	150,000

Warrants issued to former noteholders	-	-	-	-	-	159,610	-	159,610

Warrants issued to consultant in private placement	-	-	-	-	-	17,769	-	17,769

Adjust fair value of warrants issued in private placement	-	-	-	-	-	114,930	-	-

Royalty fees forgiven by Lawrence Livermore	-	-	-	-	380,000	-	-	380,000

Net loss for the year ended December 31, 2006 as previously reported	-	-	-	-	-	-	(771,352)	(771,352)

Prior period adjustment - correction of an error see Note 10	-	-	-	-	-	(114,930)	114,930	-

Net loss for the year ended December 31, 2006 as restated	-	-	-	-	-	-	(656,422)	(656,422)

Balance December 31, 2006	-	-	92,350,013	92,350	1,010,536	385,522	(1,663,957)	(175,549)

Warrants issued to placement agent	-	-	-	-	-	292,518	-	292,518

Warrants issued to convertible noteholders	-	-	-	-	-	513,132	-	513,132

Beneficial conversion feature on convertible notes	-	-	-	-	505,300	-	-	505,300

Shares issued for services rendered (including prepaid services)	-	-	6,460,000	6,460	2,528,090	-	-	2,534,550

Exercise of warrants	-	-	163,375	163	40,584	(16,241)	-	24,506

Net loss for the year ended December 31, 2007	-	-	-	-	-	-	(2,174,069)	(2,174,069)

Balance December 31, 2007	-	-	98,973,388	98,973	4,084,510	1,174,931	(3,838,026)	1,520,388

Exercise of warrants	-	-	69,850	70	17,352	(6,944)	-	10,478

Shares issued for services rendered (including prepaid services)	-	-	1,075,000	1,075	228,425	-	-	229,500

Net loss for the year ended December 31, 2008	-	-	-	-	-	-	(4,572,358)	(4,572,358)

Balance December 31, 2008	-	-	100,118,238	100,118	4,330,287	1,167,987	(8,410,384)	(2,811,992)

Exercise of warrants	-	-	-	-	-	-	-	-

Shares returned to treasury and retired			(3,000,000)	(3,000)	3,000	-	-	-

Shares issued upon conversion from note payable			833,334	833	111,049	-	-	111,882

Shares issued for services rendered (including prepaid services)	-	-	2,250,000	2,250	160,250	-	-	162,500

Net loss for the year ended December 31, 2009	-	-	-	-	-	-	(1,375,669)	(1,375,669)

Balance December 31, 2009	-	$-	100,201,572	$100,201	$4,604,586	$1,167,987	$(9,786,053)	$(3,913,279)

Shares issued for services rendered (including prepaid services)	-	-	500,000	500	19,500	-	-	20,000

Shares issued upon conversion from note payable	-	-	39,173,333	39,173	2,289,514	-	-	2,328,687

Beneficial conversion feature on convertible notes	-	-	-	-	36,207	-	-	36,207

Net loss for the year ended December 31, 2010	-	-	-	-	-	-	(621,397)	(621,397)

Balance December 31, 2010	-	$-	139,874,905	$139,874	$6,949,807	$1,167,987	$(10,407,450)	$(2,149,782)

Shares issued for services rendered	-	-	11,150,000	11,150	186,068	-	-	197,218

Shares issued upon conversion from note payable and accrued interest	-	-	35,535,397	35,535	164,191	-	-	199,726

Shares issued for acquisition of Ontage Resources	-	-	5,000,000	5,000	145,000	-	-	150,000

Recapitalization due to reverse merger with TAG Minerals Inc.	-	-	165,000,000	165,000	(200,278)			(35,278)

Conversion of notes payable and accrued interest to warrants	-	-	-	-	921,666	100,800	-	1,022,466

Shares issued for cash	-	-	16,645,298	16,646	323,354	-	-	340,000

Shares issued to lender of Raptor	-	-	5,000,000	5,000	150,000	-	-	155,000

Net loss for the year ended December 31, 2011	-	-	-	-	-	-	(977,052)	(977,052)

Balance December 31, 2011	-	$-	378,205,600	$378,205	$8,639,808	$1,268,787	$(11,384,502)	$(1,097,702)

 The accompanying notes are an integral part of the consolidated financial statements

LANTIS LASER INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

WITH CUMULATIVE TOTALS SINCE JANUARY 14, 1998 (INCEPTION)

			CUMULATIVE
	YEARS ENDED		TOTALS SINCE
	DECEMBER 31,		INCEPTION
	2011	2010	JANUARY 14, 1998

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(977,052)	$(621,397)	$(11,384,502)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	22,729	22,481	136,458
Amortization of debt issuance costs	-	30,618	287,571
Interest expense - debt discount	-	55,389	504,606
Interest expense - beneficial conversion feature	20,382	70,340	533,023
Gain on conversion of interest	(524)	-	(524)
Gain on sale of equipment	(1,066)	-	(1,066)
Loss on investment under equity method	-	-	167,664
License fees payable for research and development	-	-	605,000
Warrants issued to former noteholders and consultants	-	-	469,897
Common stock issued to secure acquisition of Raptor	155,000	-	155,000
Common stock issued for consulting services	197,218	20,000	1,076,268
Cash flow effect of reverse merger	(35,278)	-	(35,278)

Changes in assets and liabilities
Decrease (increase) in prepaid expenses	-	35,566	2,205,000
Increase (decrease) in accounts payable and and accrued expenses	284,511	60,999	1,849,293
Accrued interest on convertible notes	43,621	260,554	509,410
Total adjustments	686,593	555,947	8,462,322

Net cash used in operating activities	(290,459)	(65,450)	(2,922,180)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of fixed assets, net of disposals	(6,101)	-	(144,420)
Investment under equity method	-	-	(167,664)

Net cash used in investing activities	(6,101)	-	(312,084)

CASH FLOWS FROM FINANCING ACTIVITES
Proceeds from notes payable	80,000	-	277,000
Repayments made on note payable for Dodge Mines	(150,000)	-	(150,000)
Proceeds from exercise of warrants	-	-	34,984
Increase (decrease) in bank overdraft	-	(5,168)	-
Proceeds from convertible notes and warrants, net of debt issuance costs	-	50,000	2,284,310
Payments of license fee payable	-	-	(225,000)
Proceeds from private placement, net of fees (including cash received for shares to be issued)	340,000	-	861,500
Proceeds (payments) from related parties	32,250	30,000	166,542

Net cash provided by financing activities	302,250	74,832	3,249,336

NET INCREASE IN CASH AND CASH EQUIVALENTS	5,690	9,382	15,072

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	9,382	-	-

CASH AND CASH EQUIVALENTS - END OF PERIOD	$15,072	$9,382	$15,072

CASH PAID DURING THE YEAR FOR:
Income taxes	$-	$-	$-
Interest expense	$-	$-	$93,517

SUPPLEMENTAL NONCASH INFORMATION:

Conversion of notes and interest for common stock, net of discounts and issuance costs	$199,726	$2,364,894	$2,936,031
Acquisition of Dodge Mines for Note Payable	$433,000	$-	$433,000
Conversion of license fee payable into capital	$-	$-	$380,000
Common stock issued to secure acquisition of Raptor	$155,000	$-	$155,000
Common stock issued for consulting services	$197,218	$20,000	$1,076,268
Warrants issued to former noteholders and consultants	$-	$-	$469,897
Common stock issued for acquistion	$150,000	$-	$150,000
Common stock issued for prepaid expenses	$-	$-	$2,205,000
Conversion of accrued expenses for note payable-related parties	$-	$-	$960,000
Conversion of note payable-related parties and accrued interest to warrants	$1,022,466	$-	$1,022,466
Effect of reverse merger with TAG Minerals, Inc.
Cash	$24,772	$-	$24,772
Accounts payable and accrued expenses	(50)	-	(50)
Effect on retained earnings	(60,000)	-	(60,000)
Cash flow effect from reverse merger	$(35,278)	$-	$(35,278)

  The accompanying notes are an integral part of the consolidated financial statements

LANTIS LASER INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011 AND 2010

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

LANTIS LASER INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011 AND 2010

NOTE 1 -              ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

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

TAG is a U.S. based mineral resource acquisition, exploration and development company, with operations conducted through its operating affiliate, TAG Minerals Zimbabwe (Private) Limited (“TAG - Z”). The company’s business is managed by its directors and officers who have mineral extraction and commercial experience. TAG’s strategy is to identify, acquire and exploit mineral properties that have potential. TAG is augmented by independent financial, geological, and mining professionals who advise the company on its mining and exploration projects throughout Zimbabwe, Africa. TAG-Z will commence their own alluvial surface gold mining operations.

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

LANTIS LASER INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011 AND 2010

NOTE 1 -              ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

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

On September 19, 2011, TAG-Z, entered into a Sale of Shares Agreement, whereby, TAG-Z will pay $433,000 in installments through November 30, 2012 for 100% of the Dodge Mine blocks 1-6, located in Zimbabwe. The property consists of three hydrothermal mountains representing 123 hectares containing multiple deposits of superior grade barite, limestone and talc based on the drilling reports that management received from the previous owner of the Dodge mine blocks. Along with the purchase of the Dodge Mine blocks 1-6, TAG-Z received 50% of the issued and outstanding shares of common stock of Chiroswa Minerals (PVT) Limited (“Chiroswa”), an inactive company originally formed to conduct mining operations on the Dodge Mine. Since Chiroswa is an inactive company, TAG-Z has canceled the Chiroswa shares it received under the Sale of Share Agreement and intends to conduct mining operations on the Dodge blocks itself.

On December 2, 2011, the Company entered into a Stock Purchase Agreement (the “Agreement”) with Raptor Networks Technology, Inc. (RPTN: OTCQB) (“Raptor”) under which the Company issued 5,000,000 shares of its common stock to the lender of certain convertible notes of Raptor, as incentive to convert their promissory notes into shares of common stock. As a result of this transaction, Raptor issued 55% of the issued and outstanding shares of common stock to the Company, and thus Raptor became a majority owned subsidiary of the Company, and under the terms of the Agreement, the officers and directors of Raptor will resign. Al Pietrangelo, President and CEO of the Company, will become President and CEO of Raptor and be the sole member of the Board of Directors. Raptor has commenced making the required filings with the Financial Industry Regulatory Authority (“Finra”) and the SEC to amend its charter, conduct a reverse split and issue additional shares of its common stock to allow the Company to hold 80% of its issued and outstanding shares of common stock on a post-split basis. As of December 31, 2011, approvals by Finra and the SEC have not occurred to reverse split the shares of common stock of Raptor.

LANTIS LASER INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011 AND 2010

NOTE 1 -              ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

Effective, March 28, 2012, the Company’s name was formerly changed to Raptor Resources Holdings, Inc. (See Note 15).

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

Going Concern

As shown in the accompanying consolidated financial statements the Company has incurred recurring losses of $977,052 and $621,397 for the years ended December 31, 2011 and 2010 respectively, and has incurred a cumulative loss of $11,384,502 since inception (January 14, 1998). The Company has a working capital deficit in the amount of $1,539,730 as of December 31, 2011. The Company is currently in the development stage and has recently merged the gold mining business of TAG into their Company in addition to the OCT and NIR technology for which they currently hold exclusive licenses for dental applications.

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

LANTIS LASER INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011 AND 2010

NOTE 1 -              ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, majority-owned subsidiaries and variable interest entities (“VIEs”) for which the Company is the primary beneficiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

The Company has adopted the provisions of ASC 810-10-5, “Consolidation of VIEs”. ASC 810-10-5 requires a VIE to be consolidated by a company if that company is subject to a majority of the risk of loss for the VIE or is entitled to receive a majority of the VIEs residual returns.

TAG Minerals Inc. on January 4, 2011, then amended on April 2, 2011 acquired a 49% interest in TAG – Z for a 33% interest in TAG. The remaining 51% ownership in TAG – Z is held by a Director of the Company, a Zimbabwe resident, Tapiwa Gurupira. TAG – Z will be the operating arm of TAG, initially, with the Company being the primary beneficiary of all the activities of its subsidiary, TAG, and their associated company TAG – Z.

As a result of this investment by TAG, TAG – Z has been identified by the Company as a VIE.

Noncontrolling Interests

In accordance with ASC 810-10-45, Noncontrolling Interests in Consolidated Financial Statements, the Company classifies controlling interests as a component of equity within the balance sheets. The Company has retroactively applied the provisions in ASC 810-10-45 to the financial information for the year ended December 31, 2011. There was no activity from December 2, 2011 through December 31, 2011 in Raptor, the Company’s majority-owned subsidiary.

LANTIS LASER INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011 AND 2010

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

LANTIS LASER INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011 AND 2010

NOTE 2 -              SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Income Taxes

Under ASC 740 the liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

Uncertainty in Income Taxes

Under ASC 740-10-25 recognition and measurement of uncertain income tax positions is required using a “more-likely-than-not” approach. Management evaluates their tax positions on an annual basis and has determined that as of December 31, 2011 no additional accrual for income taxes is necessary.

Advertising Costs

The Company expenses the costs associated with advertising as incurred. Advertising expenses for the years ended December 31, 2011 and 2010 are included in professional, consulting and marketing fees in the consolidated statements of operations.

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

LANTIS LASER INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011 AND 2010

NOTE 2 -              SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

The following is a reconciliation of the computation for basic and diluted EPS:

			Cumulative
			Totals since
	December 31,	December 31,	January 14, 1998
	2011	2010	(Inception)

Net loss	$(977,052)	$(621,397)	$(11,384,502)

Weighted-average common shares Outstanding (Basic)	280,812,406	108,351,161	59,347,524
Weighted-average common stock
Equivalents
Convertible Notes	10,190,000	10,190,000	10,190,000
Stock options	-	-	-
Warrants	28,886,066	14,486,066	28,886,066

Weighted-average commons shares Outstanding (Diluted)	319,888,472	133,027,227	98,423,590

LANTIS LASER INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011 AND 2010

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

Debt Issuance Costs

Debt issuance costs relate to the fees paid in connection with the Convertible Notes. These fees are being amortized over the life of the Convertible Notes which is three years. Should the notes be converted prior to the maturity date of three years, then the debt issuance costs will be amortized sooner. The Company amortized $0 and $30,618 for the years ended December 31, 2011 and 2010, respectively.

LANTIS LASER INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011 AND 2010

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

Recent Accounting Pronouncements

In May 2011, FASB issued Accounting Standards Update (ASU) No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. FASB ASU 2011-04 amends and clarifies the measurement and disclosure requirements of FASB ASC 820 resulting in common requirements for measuring fair value and for disclosing information about fair value measurements, clarification of how to apply existing fair value measurement and disclosure requirements, and changes to certain principles and requirements for measuring fair value and disclosing information about fair value measurements. The new requirements are effective for fiscal years beginning after December 15, 2011. The Company plans to adopt this amended guidance on October 1, 2012 and at this time does not anticipate that it will have a material impact on the Company’s results of operations, cash flows or financial position.

In June 2011, FASB issued ASU No. 2011-05, Presentation of Comprehensive Income, which amends the disclosure and presentation requirements of Comprehensive Income. Specifically, FASB ASU No. 2011-05 requires that all nonowner changes in stockholders’ equity be presented either in 1) a single continuous statement of comprehensive income or 2) two separate but consecutive statements, in which the first statement presents total net income and its components, and the second statement presents total other comprehensive income and its components. These new presentation requirements, as currently set forth, are effective for the Company beginning October 1, 2012, with early adoption permitted. The Company plans to adopt this amended guidance on October 1, 2012 and at this time does not anticipate that it will have a material impact on the Company’s results of operations, cash flows or financial position.

In September 2011, FASB issued ASU 2011-08, Testing Goodwill for Impairment, which amended goodwill impairment guidance to provide an option for entities to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. After assessing the totality of events and circumstances, if an entity determines that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, performance of the two-step impairment test is no longer required. This guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. Adoption of this guidance is not expected to have any impact on the Company’s results of operations, cash flows or financial position.

LANTIS LASER INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011 AND 2010

NOTE 2 -              SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements (Continued)

There were other updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

NOTE 3 -              FIXED ASSETS AND MINING RIGHTS

Fixed Assets:

Fixed assets as of December 31, 2011 and 2010 were as follows:

	Estimated
	Useful Lives	December 31,	December 31,
	(Years)	2011	2010
Computer and medical equipment	3-5	$9,276	$126,319
Machinery	5	-	-
Software	3	-	12,000
		9,276	138,319
Less: accumulated depreciation		(248)	(113,729)
Fixed assets, net		$9,028	$24,590

There was $22,729 and $22,481 charged to operations for depreciation expense for the years ended December 31, 2011 and 2010, respectively. In October 2011, the Company sold equipment that had a net book value of $2,109 for $3,175 resulting in a gain of $1,066.

Mining Rights:

On September 19, 2011, TAG-Z, entered into a Sale of Shares Agreement, whereby, TAG-Z will pay $433,000 in installments through November 30, 2012 for 100% of the Dodge Mine blocks 1-6, located in Zimbabwe. The property consists of three hydrothermal mountains representing 123 hectares containing multiple deposits of superior grade barite, limestone and talc based on the drilling reports that management received from the previous owner of the Dodge mine blocks. Along with the purchase of the Dodge Mine blocks 1-6, TAG-Z received 50% of the issued and outstanding shares of common stock of Chiroswa Minerals (PVT) Limited (“Chiroswa”), an inactive company originally formed to conduct mining operations on the Dodge Mine. Since Chiroswa is an inactive company, TAG-Z has canceled the Chiroswa shares it received under the Sale of Share Agreement and intends to conduct mining operations on the Dodge blocks itself.

LANTIS LASER INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011 AND 2010

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

Interest expense on the Original Noteholders Convertible Notes for the years ended December 31, 2011 and 2010 was $64,002 and $252,650, respectively and $178,519 is accrued at December 31, 2011. A total of $404,413 of accrued interest was converted into common stock at the time of the note conversions in 2010 and 2011. Interest expense on the debt discount was $0 and $55,389 for the years ended December 31, 2011 and 2010, respectively, and amortization of the discount on the beneficial conversion feature was $0 and $70,340, respectively for the years ended December 31, 2011 and 2010.

LANTIS LASER INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011 AND 2010

NOTE 4 -              CONVERTIBLE NOTES (CONTINUED)

Original Noteholders (Continued)

As a result of the Company’s failure to timely pay the interest in May 2009, the convertible notes are in technical default. Therefore, the Company has reclassified the debt to current liabilities. The summary of the Convertible Notes is as follows at December 31, 2011:

$409,500 Convertible Notes at 10% interest
per annum due on demand	$409,500

Asher Enterprises

In August 2010, the Company entered into a Convertible Promissory Note with Asher Enterprises Inc. in the amount of $50,000. The Convertible Note is convertible to shares of the Company’s common stock anytime in the nine-month period at a variable conversion price meaning 58% multiplied by the market price, the average of the lowest three trading prices. The Company has recorded a discount of $36,207 as the value of the beneficial conversion option. In the years ended December 31, 2011, the Company converted $50,000 of the note (the entire principal portion) into 16,440,977 shares of stock. Additionally, 689,655 shares of common stock were issued to convert $2,000 of interest.

Interest expense on the Asher Enterprise Convertible Note for the years ended December 31, 2011 and 2010 was $869 and $0, respectively. The Asher Enterprise Convertible Note has $0 remaining principal balance.

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

As of December 31, 2011, the remaining principal balance is $150,000.

NOTE 6 -             RELATED PARTY LOANS

The Company has unsecured loans with two of its directors. There was $149,017 outstanding in May 2011. These loans were made to fund the Company with working capital during the development stage. The loans are accruing interest at a rate of 5% per annum. Interest expense during the years ended December 31, 2011 and 2010 was $3,375 and $6,336. These loans were converted into Convertible Notes (see Note 5).

LANTIS LASER INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011 AND 2010

NOTE 6 -              RELATED PARTY LOANS (CONTINUED)

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

NOTE 7 -              NOTE PAYABLE – DODGE MINES

On September 19, 2011, TAG-Z, entered into a Sale of Shares Agreement, whereby, TAG-Z will pay $433,000 in installments through November 30, 2012 for 100% of the Dodge Mine blocks 1-6, located in Zimbabwe. The property consists of three hydrothermal mountains representing 123 hectares containing multiple deposits of superior grade barite, limestone and talc based on the drilling reports that management received from the previous owner of the Dodge mine blocks. Along with the purchase of the Dodge Mine blocks 1-6, TAG-Z received 50% of the issued and outstanding shares of common stock of Chiroswa Minerals (PVT) Limited (“Chiroswa”), an inactive company originally formed to conduct mining operations on the Dodge Mine. Since Chiroswa is an inactive company, TAG-Z has canceled the Chiroswa shares it received under the Sale of Share Agreement and intends to conduct mining operations on the Dodge blocks itself.

Through December 31, 2011, the Company paid $149,900 and has $283,100 currently due through November 30, 2012. There is no interest being charged on the amounts due.

NOTE 8 -              LICENSE AND ROYALTY FEES

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

LANTIS LASER INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011 AND 2010

NOTE 8 -              LICENSE AND ROYALTY FEES (CONTINUED)

                Lawrence Livermore (Continued)

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

On February 18, 2009, the Company and Lawrence Livermore entered into an Amended License Agreement, which has been amended nine times, most recently in Amendment Nine dated June 23, 2011 whereby, the Lawrence Livermore extended the due dates of the minimum royalty fees for 2009 ($20,000), 2010 ($20,000), 2011 ($20,000) and 2012 ($20,000) until June 30, 2012 and The remaining minimum royalty fees for 2013 and thereafter are due as follows: 2013 ($60,000) due February 28, 2013; 2014 ($100,000) due February 28, 2014; and 2015 and thereafter for the life of the Agreement ($250,000) due February 28, 2015, and February 28 of each year thereafter for the life of the Agreement.

The $60,000 that remains outstanding to Lawrence Livermore is accrued for as of December 31, 2011.

LANTIS LASER INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011 AND 2010

NOTE 8 -             LICENSE AND ROYALTY FEES (CONTINUED)

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

There were no amounts outstanding to LightLab as of December 31, 2011.

University of Florida

On May 31, 2007, the Company entered into an exclusive licensing agreement for the field of dentistry with The University of Florida Research Foundation for novel technology relevant to the imaging probe of its Dental Imaging System. The Agreement carries a $1,000 initial licensing fee with royalty payments to commence in 2008.

The Company has paid the minimum fees in 2008 and the minimum royalty for 2009, amounting to $630 originally due by December 31, 2009 has been deferred until the first anniversary of the first commercial sale and is in accounts payable as it is unpaid as of December 31, 2011. The Company did pay some patent fees in 2009, 2010 and 2011 to the University of Florida. In addition, the first year of sale under the agreement has been amended to 2012 from 2009.

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

The Company has amended this agreement six times, most recently on December 8, 2011, whereby milestones were updated to provide adequate time for the Company to complete development, obtain FDA clearance and transition to marketing and manufacturing. Minimum royalties are required as follows:

LANTIS LASER INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011 AND 2010

NOTE 8 -             LICENSE AND ROYALTY FEES (CONTINUED)

University of California – San Francisco (Continued)

First year of sales, or no later than 2012	$10,000
Second year	50,000
Third year	100,000
Fourth year	150,000
Fifth and subsequent years	200,000

The latest amendment deferred payment of the annual license maintenance fees due July 9, 2009, July 9, 2010 and July 9, 2011 ($5,000 per year for a total of $15,000) until May 31, 2012 and are included in accrued expenses.

NOTE 9 -            COMMITMENTS

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

NOTE 10 -              STOCKHOLDERS’ EQUITY (DEFICIT)

Common Stock and Preferred Stock

As of December 31, 2011, the Company has 990,000,000 shares of common stock authorized with a par value of $.001. On December 9, 2004, Lantis Laser Inc. increased the authorized shares from 250,000,000 to 990,000,000. Lantis Laser Inc. also removed the 1,000,000 shares of preferred stock from its charter, and on January 23, 2007, amended its articles of incorporation to create a class of preferred stock, and authorized the issuance of 10,000,000 shares of preferred stock at $.001 par value. No shares have been issued to date.

The Company has 378,205,600 shares issued and outstanding as of December 31, 2011.

LANTIS LASER INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011 AND 2010

NOTE 10 -              STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED)

Common Stock and Preferred Stock

During the year ended December 31, 2011, the Company issued:

16,440,977 shares of common stock in conversion of $50,000 in convertible notes to Asher Enterprises, and 689,655 shares of common stock to convert $2,000 of accrued interest to Asher Enterprises.

165,000,000 shares of common stock for 100% of the shares of TAG Minerals Inc., in a reverse merger.

16,071,432 shares of common stock to convert $80,000 of convertible note payables.

11,150,000 shares of common stock for services rendered in the amount of $193,218.

2,333,333 shares of common stock to convert $50,000 of convertible notes to old noteholders and convert $17,726 in accrued interest.

16,645,298 shares of common stock for $340,000 cash.

5,000,000 shares of common stock as a deposit for an acquisition for TAG Z valued at $150,000.

5,000,000 shares of common stock to a certain lender of Raptor as incentive to convert their notes into common shares of Raptor valued at $155,000.

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

DECEMBER 31, 2011 AND 2010

NOTE 10 -              STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED)

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

DECEMBER 31, 2011 AND 2010

NOTE 10 -              STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED)

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

DECEMBER 31, 2011 AND 2010

NOTE 10 -              STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED)

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

NOTE 11 -              PROVISION FOR INCOME TAXES

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

At December 31, 2011, deferred tax assets consist of the following:

Net operating losses	$3,567,635

Valuation allowance	(3,567,635)

$-

At December 31, 2011, the Company had a net operating loss carryforward in the amount of $10,493,045 available to offset future taxable income through 2031. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods. A reconciliation of the Company’s effective tax rate as a percentage of income before taxes and federal statutory rate for the periods ended December 31, 2011 and 2010 is summarized as follows:

	2011	2010
Federal statutory rate	(34.0)%	(34.0)%
State income taxes, net of federal benefits	3.3	3.3
Valuation allowance	30.7	30.7
	0%	0%

LANTIS LASER INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011 AND 2010

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

The following table represents the fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2011:

	Level 1	Level 2	Level 3	Total

Investment	-	150,000	-	150,000
Convertible notes	-	-	559,500	559,500

NOTE 14 -              RELATED PARTY ADVANCES

The Company was advanced $27,150 through December 31, 2011 from its CEO. These unsecured advances have no terms of repayment, are interest free and due on demand.

LANTIS LASER INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011 AND 2010

NOTE 15 -              SUBSEQUENT EVENTS

On February 7, 2012, the Company issued 2,175,333 shares of common stock at prices ranging between $0.022 and $0.03 per share for cash at a value of $62,400; and 200,000 shares of stock for services valued at $0.03 per share or $6,000.

The Company has paid an additional $47,166 in note payments for the acquisition of the Dodge Mines through February 29, 2012.

Effective March 5, 2012, the Company’s name was formerly changed to Raptor Resources Holdings Inc.

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

Based on our management’s evaluation (with the participation of Al Pietrangelo, our Chief Executive Officer and Chief Financial Officer), as of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of December 31, 2011 since we lack sufficient funds to engage separate individuals for these two functions. We plan on making changes in the upcoming year to become more effective and properly segregate these functions.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2011 based on the guidelines established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our internal control over financial reporting includes policies and procedures that provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

Based on the results of our evaluation, our management concluded that our internal control over financial reporting was not effective as of December 31, 2011 since we lack sufficient funds to engage separate individuals for these two functions.

27

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

Inherent Limitations on Effectiveness of Controls

Our management, namely Al Pietrangelo, our Chief Executive Officer and Chief Financial Officer, believes that our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of achieving their objectives and are effective at the reasonable assurance level. However, our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost effective control system, misstatements due to error or fraud may occur and not be detected.

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors and Executive Officers of the Registrant

Directors and Executive Officers

Name and Position	Age	Director Since
Al Pietrangelo President and CEO and Chairman of the Board of Directors	54	2010

Greig Oppenheimer Director	47	2010

Tapiwa Gurupira Director	33	2011

Management Biographies

Al Pietrangelo has served as President, CEO and Chairman of the Board of Directors of Raptor Resources Holdings and TAG since 2010. From 2006 to 2010 Mr. Pietrangelo was CEO and Director of Rock of Angels Capital Corp., Rock of Angels Acquisition Corp. and Rock of Angels Holdings Inc. From 2005 to 2006 Mr. Pietrangelo was President and a Director of 4 Star Capital Management Inc. From 2002 to 2004 Mr. Pietrangelo served as Secretary and Director of Hypervelocity, Inc. We believe that Mr. Pietrangelo has the management background to assist us in its growth and the expertise to assist us in the public markets. Mr. Pietrangelo obtained a B.S. in Business Administration from the University of South Florida.

Greig Oppenheimer is a director of Raptor Resources Holdings and TAG since 2010. From 2003 Mr. Oppenheimer has served as CEO of IE-TEC Holdings Limited, IE-TEC Marketing Limited and IETEC Licensing Limited and CEO and Director of Innovative Environmental Technologies Corporation. Since 2003 Mr. Oppenheimer has served as a Director of Aurora Mines Inc. We believe that Mr. Oppenheimer has experience in managing companies, expertise as a mechanical engineer and specific knowledge of mineral extraction, all of which are important to us as we expand our gold mining operations.

Tapiwa Gurupia is a Director of Raptor Resources Holdings and TAG since January 2011. Since 2009 Mr. Gurupira has been CEO and a Director of Ontage Resources and a Director of Mooridge Enterprises since 2007, both private companies organized and operating in Zimbabwe. While working towards his Master's degree he devised a way to separate dry mixtures of particles that was patented, and a company, Triboflow Separations, LLC, was formed. Mr. Gurupira served as Chief Engineer of Triboflow. Triboflow was awarded a grant of $2 million under the NIST Advanced Technology Program. In 2006, Mr. Gurupira joined Breen Solutions, LLC in Pittsburgh, PA, a company specializing in equipment to monitor and regulate emissions at coal combustion power plants, as Project Manager. In 2009 he returned to Zimbabwe where he started a mining technology and consulting company. Mr. Gurupira has a Masters of Science degree in Mechanical Engineering from the University of Kentucky.

Stanley B. Baron is the Chairman, President & Chief Executive Officer of Lantis Laser, Inc. since 2001. He has over 25 years experience in the dental industry. In 1971 in Zimbabwe he founded Metro Cash & Carry, a consumer products wholesale distribution business. Metro Cash & Carry was subsequently sold to a large European food company.

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

In 1989, Mr. Baron moved to the United States and started to work with dental companies to identify, license and commercialize new technologies. From 1993 to 2001, Mr. Baron was a principal of TechnaLink which acted as a consultant to Integra Medical, which successfully commercialized an intraoral camera imaging system for dentistry. From 1996 to 2001 TechnaLink also acted as a consultant to Frontier Pharmaceuticals which successfully commercialized a novel antiseptic/surface disinfection technology for biomedical application. We believe that Mr. Baron has significant experience in the dental industry, dental technology, the marketing of dental equipment and growing an emerging business which is of value to Lantis Laser, Inc.

Craig B. Gimbel, DDS — Dr. Gimbel has been Executive Vice-President Clinical Affairs and a Director of Lantis Laser, Inc. since prior to 2002. From 1978 to 2005, Dr. Gimbel practiced clinical dentistry and worked on numerous dental technology projects that included clinical research, publishing and teaching. In November 2005, Dr. Gimbel left clinical private practice to devote his full time and attention to Lantis.

Dr. Gimbel has over 16 years of clinical and research experience in laser/photonic dentistry. He is a past Chairperson, from 2006 to 2007, of the Scientific Committee of the Academy of Laser Dentistry and had achieved Advanced Proficiency Certification in Laser Dentistry in 1993. Presently, Dr. Gimbel is Conference Committee Chair, and since March 2007 has been President of the Academy. He is a Fellow of the American College of Dentists, American Society of Dentistry for Children, Academy of General Dentistry and Academy of Dentistry International. Dr. Gimbel has many years of experience in laser/photonic dentistry and clinical dentistry to provide valuable expertise for the successful commercialization of the company's laser technology. Dr. Gimbel graduated from New York University College of Dentistry in 1977.

Dr. Gimbel is the 2003 recipient of the T. H. Maiman Award for Excellence in Dental Laser/Photonics Research.

Douglas Hamilton, has been Vice-President R&D of Lantis Laser, Inc. since November 2004. From June 2005 to November 2006, he was also Director of Operations at Citi WiFi Networks, Inc., a privately-held provider of municipal WiFi services. From September 1997 to June 2005, Mr. Hamilton was a Technology Administrator and consultant for American Financial Solutions, a privately-held financial services firm that was acquired by National Financial Partners Corp. in October 2003. Previously, from 1992 to 1998, Mr. Hamilton was President and Director of Operations of Aries International Inc., a privately-held logistics company, where he was responsible for project team management including Systems development and integration of optical, digital and radiographic products.

Linda Otis, DDS,s has been our Vice-President Clinical Research since November 2004. From 2005 to the present, she has been a Professor of Oral and Maxillofacial Radiology at the University of Maryland, Baltimore College of Dental Surgery, in Baltimore, Maryland. She received her D.D.S. at University of Nebraska, Lincoln and did her postgraduate work in diagnostic science at University of Texas, San Antonio.

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

The following table sets forth the compensation earned for services rendered in all capacities by our Principal Executive Officer and Principal Financial Officer whose received no annual salary and bonus for the fiscal year-ended 2011. No other executive officer’s compensation exceeded $100,000 in the fiscal year ended December 31, 2011. The individual named in the table will be hereinafter referred to as the “Named Executive Officer.”

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Al Pietrangelo President and Chief Executive Officer (PEO and PFO)	2011	$0	–	–	–	–	–	–	$0

Since January 2011, we have no employment agreements with management. We had employment agreements with Mr. Baron and Dr. Gimbel and these terminated at December 31, 2009. Under these agreements, Mr. Baron was entitled to receive an annual salary of $120,000, and Dr. Gimbel was entitled to receive an annual salary of $80,000, respectively. Their salaries accrued until we believed that our cash position would allow us to pay them the amount accrued, up to a maximum of three years, or until December 31, 2009, after which accrued and unpaid salary, if any, will be paid in the form of a convertible note bearing interest at the rate of 5% per annum, convertible into shares of common stock at a conversion price equal to the average bid price for 10 days prior to conversion. Under the terms of their respective employment agreements, Mr. Baron and Dr. Gimbel may elect to have salary paid in shares of our common stock, valued at a price equal to the average bid price for our stock for the previous 30 days. In terms of their agreement, notes were issued to them at the end of 2009 for the accrued amount of $960,000 with interest accruing at 5% per annum.

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

The following table sets forth, as of April 12, 2012, certain information concerning the beneficial ownership of common stock by (i) each person known by the company to be the owner of more than 5% of the outstanding common stock, (ii) each director, (iii) each Named Executive Officer, and (iv) all directors and executive officers as a group. In general, “beneficial ownership” includes those shares a director or executive officer has the power to vote or the power to transfer, and stock options and other rights to acquire common stock that are exercisable currently or become exercisable within 60 days of April 9, 2011. Except as indicated otherwise, the persons named in the table below have sole voting and investment power with respect to all shares shown as beneficially owned by them. The calculation of the percentage owned is based on 382,306,456 shares of common stock issued and outstanding (plus, with respect only to each holder of securities that are exercisable for or convertible into common stock, shares underlying such securities within sixty days) and 1,000,000 shares of Series A preferred stock, allowing each holder to have three votes per share and to vote on an as-converted basis with holders of our common stock. The address of each of the directors and executive officers listed below is c/o Raptor Resources Holdings Inc., 41 Howe Lane, Freehold, New Jersey 07728 unless otherwise indicated.

Name and Address	Amount and Nature of Beneficial Ownership		Percentage of Outstanding Shares Owned
Directors and Executive Officers
Al Pietrangelo	355,000,000	(1)	52%
Greig Oppenheimer	55,000,000	(2)	8%
Tapiwa Gurupira	55,000,000		8%
All directors and executive officers as a group (3 persons)	465,000,000		68%

* Represents less than 1%

(1) Mr. Al Pietrangelo owns 1,000,000 shares of Series A preferred stock, each share of which allows the holder to have 300 votes and to vote on an as-converted basis with holders of the Company's common stock.

Item 13.	Certain Relationships and Related Transactions and Director Independence

 Since January 1, 2011, we have not been a party to any transaction, proposed transaction, or series of transactions in which the amount involved exceeds $120,000 and in which, to its knowledge, any of its directors, officers, five percent beneficial security holders, or any member of the immediate family of the foregoing persons has had or will have a direct or indirect material interest other than compensation arrangements, which are described where required under the “Executive Compensation” section.

Since January 1, 2011, no promoter or control person (within the meaning of paragraph (c) to Item 404 of Regulation S-K under the Exchange Act) has received anything of value, directly or indirectly, from us, and we have acquired no assets from any such person except as follows:

•	We are accruing salaries for Mr. Baron and Dr. Gimbel pursuant to their employment agreements as more fully described above following the “SUMMARY COMPENSATION TABLE.”

None of our directors is considered independent.

Item 14.	Principal Accounting Fees and Services

Audit Fees

The aggregate fees for professional services rendered by KBL, LLP for the audit of our financial statements for the fiscal years ended December 31, 2011 and December 31, 2010 were $36,500 and $36,500, respectively.

Audit–Related Fees

None

Tax Fees

None

All Other Fees

None

PART IV

Item 15.	Exhibits, Financial Statement Schedules

3(i)	Articles of Incorporation, as amended (incorporated by reference to Exhibit 3(i) to Form SB-2 filed on September 26, 2007).

3(ii)	By-laws, as amended (incorporated by reference to Exhibit 3(ii) to Form SB-2 filed on September 26, 2007).

4.1	Form of common stock certificate (incorporated by reference to Exhibit 4.1 to Form SB-2 filed on September 26, 2007).

4.2	Form of Amended and Restated 5% Senior Convertible Note (incorporated by reference to Exhibit 4.2 to Amendment No. 1 to Form SB-2 on Form S-1 filed on February 14, 2008).

4.3	Form of Common Stock Purchase Warrant expiring September 28, 2011 (corrected) (incorporated by reference to Exhibit 4.3 to Amendment No. 1 to Form SB-2 on Form S-1 filed on February 14, 2008).

4.4	Form of Placement Agent’s Warrant expiring September 28, 2011 (incorporated by reference to Exhibit 4.4 to Form SB-2 filed on September 26, 2007).

4.5	Form of Class B Common Stock Purchase Warrant expiring May 17, 2012 (incorporated by reference to Exhibit 4.5 to Form SB-2 filed on September 26, 2007).

4.6	Form of Placement Agent’s Warrant expiring May 17, 2012 (incorporated by reference to Exhibit 4.6 to Form SB-2 filed on September 26, 2007).

† 10.1	Management Employment Agreement with Stanley B. Baron, dated January 1, 2006 (incorporated by reference to Exhibit 10.1 to Form SB-2 filed on September 26, 2007).

† 10.2	Management Employment Agreement with Craig B. Gimbel, dated January 1, 2006 (incorporated by reference to Exhibit 10.2 to Form SB-2 filed on September 26, 2007).

10.3	Limited Exclusive Patent License Agreement with the Regents of the University of California (as manager and operator of Lawrence Livermore National Laboratory), dated September 14, 2001 (incorporated by reference to Exhibit 10.3 to Form SB-2, filed on September 26, 2007).

10.4	Amendment No. 3, dated December 18, 2006, to Limited Exclusive Patent License Agreement with the Regents of the University of California (as manager and operator of Lawrence Livermore National Laboratory) (incorporated by reference to Exhibit 10.4 to Form SB-2 filed on September 26, 2007).

10.5	Non-Exclusive License for Imaging Patents with LightLab Imaging, LLC, dated August 8, 2001 (incorporated by reference to Exhibit 10.5 to Form SB-2 filed on September 26, 2007).

10.6	First Amendment, dated December 19, 2006, to Non-Exclusive License for Imaging Patents with LightLab Imaging, LLC (incorporated by reference to Exhibit 10.6 to Form SB-2 filed on September 26, 2007).

10.7	Standard Non-Exclusive License Agreement with the University of Florida Research Foundation, Inc., dated May 31, 2007 (incorporated by reference to Exhibit 10.7 to Form SB-2 filed on September 26, 2007).

10.8	Amendment No. 1, dated September 30, 2004, to Limited Exclusive Patent License Agreement with the Regents of the University of California (as manager and operator of Lawrence Livermore National Laboratory) (incorporated by reference to Exhibit 10.8 to Amendment No. 1 to Form SB-2 on Form S-1 filed on February 14, 2008).

10.9	Amendment No. 2, dated March 2, 2005, to Limited Exclusive Patent License Agreement with the Regents of the University of California (as manager and operator of Lawrence Livermore National Laboratory) (incorporated by reference to Exhibit 10.9 to Amendment No. 1 to Form SB-2 on Form S-1 filed on February 14, 2008).

† 10.10	Amendment to Management Employment Agreement with Stanley B. Baron, dated February 13, 2008 (incorporated by reference to Exhibit 10.10 to Amendment No. 1 to Form SB-2 on Form S-1 filed on February 14, 2008).

† 10.11	Amendment to Management Employment Agreement with Craig B. Gimbel, dated February 13, 2008 (incorporated by reference to Exhibit 10.11 to Amendment No. 1 to Form SB-2 on Form S-1 filed on February 14, 2008).

10.12	Form of Subscription Agreement from September 2006 private placement (incorporated by reference to Exhibit 10.12 to Amendment No. 2 to Form SB-2 on Form S-1 filed on June 24, 2008).

10.13	Form of Subscription Agreement from May 2007 private placement (incorporated by reference to Exhibit 10.13 to Amendment No. 2 to Form SB-2 on Form S-1 filed on June 24, 2008).

10.14	Joint Venture Shareholders Agreement among the registrant, Laser Energetics, Inc., and HyGeniLase, Inc., dated December 18, 2007 (incorporated by reference to Exhibit 10.14 to Amendment No. 4 to Form SB-2 on Form S-1 filed on September 15, 2008).

10.15	Optical Coherence Tomography (OCT) Optical Engine Development Program and Supply Agreement between the registrant and AXSUN Technologies, Inc., dated as of May 13, 2008 (incorporated by reference to Exhibit 10.15 to Amendment No. 4 to Form SB-2 on Form S-1 filed on September 15, 2008).

10.16	Exclusive License Agreement with the Regents of the University of California, dated July 9, 2008 (incorporated by reference to Exhibit 10.16 to Amendment No. 5 to Form SB-2 on Form S-1 filed on October 8, 2008).

10.17	Consulting Agreement, dated November 14, 2007, with DC International Consulting, LLC (incorporated by reference to Exhibit 10.17 to Amendment No. 11 to Form SB-2 on Form S-1 filed on February 17, 2009).

10.18	Consulting Agreement, dated November 15, 2007, with Debbie Sutz (affiliate of VAR Growth Corp.) (incorporated by reference to Exhibit 10.18 to Amendment No. 9 to Form SB-2 on Form S-1 filed on January 29, 2009).

10.19	Settlement Agreement, dated October 16, 2008, with DC International Consulting, LLC (incorporated by reference to Exhibit 10.17 to Amendment No. 11 to Form SB-2 on Form S-1 filed on February 17, 2009).

10.20	Settlement Agreement, dated October 16, 2008, with Barry Davis and Debbie Sutz (affiliates of VAR Growth Corp.) (incorporated by reference to Exhibit 10.17 to Amendment No. 11 to Form SB-2 on Form S-1 filed on February 17, 2009).

10.21	Agreement and Plan of Merger Among Lantis Laser Inc., TAG Acquisition Corp. and TAG Minerals Inc. dated April 22, 2011 (incorporated by reference to Exhibit 10.1 to Form 8-K filed April 26, 2011).

10.22	Agreement for the Exchange of Common Stock, dated July 21, 2011, among Lantis Laser Inc., TAG Minerals Zimbabwe (Private) Limited and Ontage Resources (Private) Limited (incorporated by reference to Exhibit 10.1 to Form 8-K filed July 25, 2011).

16.1	Letter of KBL, LLP (incorporated by reference to Exhibit 16.1 to Amendment No. 4 on Form S-1 to the registrant’s Registration Statement on Form SB-2, filed on September 15, 2008).

21.1	Subsidiaries of the registrant (incorporated by reference to Exhibit 21.1 to the registrant’s Registration Statement on Form SB-2, filed on September 26, 2007).

24.1	Power of attorney

31.1	Section 302 CEO Certification

31.2	Section 302 CFO Certification

32.1	Section 906 CEO Certification

32.2	Section 906 CFO Certification

† Compensation plan or agreement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this Annual Report on Form 10-K to be signed by the undersigned, thereunto duly authorized, this 16th day of April 2012.

Raptor Resources Holdings Inc.

By:	/s/ Al Pietrangelo
Al Pietrangelo
Chairman, President, Chief Executive
Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons, in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE
/s/ Al Pietrangelo	Chairman, President, Chief Executive Officer, Principal Executive, Financial and	April 16, 2012
Al Pietrangelo	Accounting Officer and Director

