Form 10-Q
period 2012-03-31
RAPTOR RESOURCES HOLDINGS INC.
filed 2012-05-21
CIK 1413299

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Lantis Laser Inc.

Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: On May 15, 2012, the registrant had 382,481,456 shares of common stock issued and outstanding.

2

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RAPTOR RESOURCES HOLDINGS INC.

(A DEVELOPMENT STAGE COMPANY)

(FORMERLY LANTIS LASER INC.)

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012 (unaudited)

3

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Page(s)

CONDENSED Consolidated Balance SheetS as of MARCH 31, 2012 (UNAUDITED) AND DECEMBER 31, 2011	F-2

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011 WITH CUMULATIVE TOTALS SINCE JANUARY 14, 1998 (INCEPTION) (UNAUDITED)	F-3

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) FOR THE PERIOD JANUARY 14, 1998 (INCEPTION) THROUGH MARCH 31, 2012	F-4

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011 WITH CUMULATIVE TOTALS SINCE JANUARY 14, 1998 (INCEPTION) (UNAUDITED)	F-5

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2012 AND 2011 (UNAUDITED)	F-6

RAPTOR RESOURCES HOLDINGS INC.

(FORMERLY LANTIS LASER INC.)

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED BALANCE SHEETS

MARCH 31, 2012 (UNAUDITED) AND DECEMBER 31, 2011

	MARCH 31,	DECEMBER 31,
	2012	2011
	(UNAUDITED)
ASSETS

Current Assets:
Cash and cash equivalents	$5,702	$15,072
Investment	150,000	150,000

Total Current Assets	155,702	165,072

Fixed assets, net of depreciation	8,688	9,028

Other Asset:
Mineral rights	433,000	433,000

TOTAL ASSETS	$597,390	$607,100

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

LIABILITIES
Current Liabilities:
Accrued interest - convertible notes	$188,700	$178,519
Accounts payable and accrued expenses	778,939	656,633
Note payable - Dodge Mines	259,417	283,000
Related party payable	11,170	27,150
Liability for stock to be issued	34,500	-
Convertible promissory note - related parties	150,000	150,000
Convertible notes payable, net of discount and beneficial conversion feature	409,500	409,500

Total Current Liabilities	1,832,226	1,704,802

Total Liabilities	1,832,226	1,704,802

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $.001 Par Value; 10,000,000 shares authorized and 1,000 shares issued and outstanding	1,000	-
Common stock, $.001 Par Value; 990,000,000 shares authorized and 380,580,933 and 378,205,600 shares issued and outstanding	380,580	378,205
Additional paid-in capital	8,704,433	8,639,808
Additional paid-in capital - warrants	1,268,787	1,268,787
Deficits accumulated during the development stage	(11,589,636)	(11,384,502)

Total Stockholders’ Equity (Deficit)	(1,234,836)	(1,097,702)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$597,390	$607,100

The accompanying notes are an integral part of the consolidated financial statements

RAPTOR RESOURCES HOLDINGS INC.

(FORMERLY LANTIS LASER INC.)

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

WITH CUMULATIVE TOTALS SINCE JANUARY 14, 1998 (INCEPTION)

			CUMULATIVE
			TOTALS SINCE
	THREE MONTHS ENDED		INCEPTION
	MARCH 31,		JANUARY 14,
	2012	2011	1998

OPERATING REVENUES
Sales	$-	$-	$-

OPERATING EXPENSES

Research and development	-	-	2,129,906
Exploration costs	-	-	3,000
Wages and wage related expenses	82,200	-	1,244,236
Professional, consulting and marketing fees	78,672	9,138	4,878,225
Value of stock issued to secure puchase of Raptor	-	-	155,000
Other general and administrative expenses	33,741	4,320	779,831
Depreciation	340	5,620	136,798
Total Operating Expenses	194,953	19,078	9,326,996

LOSS BEFORE OTHER INCOME (EXPENSE)	(194,953)	(19,078)	(9,326,996)

Amortization of debt issuance costs	-	-	(287,571)
Loss in investment under equity method	-	-	(167,664)
Gain on conversion of interest	-	-	524
Gain on sale of equipment	-	-	1,066
Interest expense - debt discount	-	-	(1,017,246)
Interest income (expense), net	(10,181)	(37,783)	(791,749)
Total Other Income (expense)	(10,181)	(37,783)	(2,262,640)

NET LOSS BEFORE PROVISION FOR INCOME TAXES	(205,134)	(56,861)	(11,589,636)
Provision for Income Taxes	-	-	-

NET LOSS APPLICABLE TO COMMON SHARES	$(205,134)	$(56,861)	$(11,589,636)

NET LOSS PER BASIC AND DILUTED SHARES	(0.00)	(0.00)	(0.18)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	379,615,138	142,452,356	66,002,307

The accompanying notes are an integral part of the financial statements.

RAPTOR RESOURCES HOLDINGS INC.

(FORMERLY LANTIS LASER INC.)

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE PERIOD JANUARY 14, 1998 (INCEPTION) THROUGH MARCH 31, 2012

							Deficits
						Additional	Accumulated
					Additional	Paid-in	During the
	Preferred Stock		Common Stock		Paid-in	Capital-	Development
	Shares	Amount	Shares	Amount	Capital	Warrants	Stage	Total

Balance - January 14, 1998	-	$-	-	$-	$-	$-	$-	$-

Shares issued to founders	-	-	200	200	87	-	-	287

Net loss for the period January 14, 1998 through December 31, 2003	-	-	-	-	-	-	(408,404)	(408,404)

Balance January 1, 2004	-	-	200	200	87	-	(408,404)	(408,117)

Shares issued in reverse merger	-	-	81,788,563	81,589	(81,876)	-	-	(287)

Shares issued in conversion of notes	-	-	3,211,250	3,211	256,318	-	-	259,529

Net loss for the year	-	-				-	(251,734)	(251,734)

Balance December 31, 2004	-	-	85,000,013	85,000	174,529	-	(660,138)	(400,609)

Net loss for the year	-	-	-	-	-	-	(347,397)	(347,397)

Balance December 31, 2005	-	-	85,000,013	85,000	174,529	-	(1,007,535)	(748,006)

Shares and warrants issued in private placement, net of placement fees	-	-	5,850,000	5,850	307,507	208,143	-	521,500

Shares issued for services rendered	-	-	1,500,000	1,500	148,500	-	-	150,000

Warrants issued to former noteholders	-	-	-	-	-	159,610	-	159,610

Warrants issued to consultant in private placement	-	-	-	-	-	17,769	-	17,769

Adjust fair value of warrants issued in private placement	-	-	-	-	-	114,930	-	-

Royalty fees forgiven by Lawrence Livermore	-	-	-	-	380,000	-	-	380,000

Net loss for the year ended December 31, 2006 as previously reported	-	-	-	-	-	-	(771,352)	(771,352)

Prior period adjustment - correction of an error see Note 10	-	-	-	-	-	(114,930)	114,930	-

Net loss for the year ended December 31, 2006 as restated	-	-	-	-	-	-	(656,422)	(656,422)

Balance December 31, 2006	-	-	92,350,013	92,350	1,010,536	385,522	(1,663,957)	(175,549)

Warrants issued to placement agent	-	-	-	-	-	292,518	-	292,518

Warrants issued to convertible noteholders	-	-	-	-	-	513,132	-	513,132

Beneficial conversion feature on convertible notes	-	-	-	-	505,300	-	-	505,300

Shares issued for services rendered (including prepaid services)	-	-	6,460,000	6,460	2,528,090	-	-	2,534,550

Exercise of warrants	-	-	163,375	163	40,584	(16,241)	-	24,506

Net loss for the year ended December 31, 2007	-	-	-	-	-	-	(2,174,069)	(2,174,069)

Balance December 31, 2007	-	-	98,973,388	98,973	4,084,510	1,174,931	(3,838,026)	1,520,388

Exercise of warrants	-	-	69,850	70	17,352	(6,944)	-	10,478

Shares issued for services rendered (including prepaid services)	-	-	1,075,000	1,075	228,425	-	-	229,500

Net loss for the year ended December 31, 2008	-	-	-	-	-	-	(4,572,358)	(4,572,358)

Balance December 31, 2008	-	-	100,118,238	100,118	4,330,287	1,167,987	(8,410,384)	(2,811,992)

Exercise of warrants	-	-	-	-	-	-	-	-

Shares returned to treasury and retired			(3,000,000)	(3,000)	3,000	-	-	-

Shares issued upon conversion from note payable			833,334	833	111,049	-	-	111,882

Shares issued for services rendered (including prepaid services)	-	-	2,250,000	2,250	160,250	-	-	162,500

Net loss for the year ended December 31, 2009	-	-	-	-	-	-	(1,375,669)	(1,375,669)

Balance December 31, 2009	-	$-	100,201,572	$100,201	$4,604,586	$1,167,987	$(9,786,053)	$(3,913,279)

Shares issued for services rendered (including prepaid services)	-	-	500,000	500	19,500	-	-	20,000

Shares issued upon conversion from note payable	-	-	39,173,333	39,173	2,289,514	-	-	2,328,687

Beneficial conversion feature on convertible notes	-	-	-	-	36,207	-	-	36,207

Net loss for the year ended December 31, 2010	-	-	-	-	-	-	(621,397)	(621,397)

Balance December 31, 2010	-	$-	139,874,905	$139,874	$6,949,807	$1,167,987	$(10,407,450)	$(2,149,782)

Shares issued for services rendered	-	-	11,150,000	11,150	186,068	-	-	197,218

Shares issued upon conversion from note payable and accrued interest	-	-	35,535,397	35,535	164,191	-	-	199,726

Shares issued for acquisition of Ontage Resources	-	-	5,000,000	5,000	145,000	-	-	150,000

Recapitalization due to reverse merger with TAG Minerals Inc.	-	-	165,000,000	165,000	(200,278)			(35,278)

Conversion of notes payable and accrued interest to warrants	-	-	-	-	921,666	100,800	-	1,022,466

Shares issued for cash	-	-	16,645,298	16,646	323,354	-	-	340,000

Shares issued to lender of Raptor	-	-	5,000,000	5,000	150,000	-	-	155,000

Net loss for the year ended December 31, 2011	-	-	-	-	-	-	(977,052)	(977,052)

Balance December 31, 2011	-	$-	378,205,600	$378,205	$8,639,808	$1,268,787	$(11,384,502)	$(1,097,702)

Shares issued for services rendered	1,000,000	1,000	200,000	200	5,800	-	-	7,000

Shares issued for cash	-	-	2,175,333	2,175	58,825	-	-	61,000

Net loss for the three months ended March 31, 2012	-	-	-	-	-	-	(205,134)	(205,134)

Balance March 31, 2012	1,000,000	$1,000	380,580,933	$380,580	$8,704,433	$1,268,787	$(11,589,636)	$(1,234,836)

The accompanying notes are an integral part of the consolidated financial statements

RAPTOR RESOURCES HOLDINGS INC.

(FORMERLY LANTIS LASER INC.)

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

WITH CUMULATIVE TOTALS SINCE JANUARY 14, 1998 (INCEPTION)

			CUMULATIVE
	THREE MONTHS ENDED		TOTALS SINCE
	MARCH 31,		INCEPTION
	2012	2011	JANUARY 14, 1998

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(205,134)	$(56,861)	$(11,589,636)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	340	5,620	136,798
Amortization of debt issuance costs	-	-	287,571
Interest expense - debt discount	-	-	504,606
Interest expense - beneficial conversion feature	-	12,148	533,023
Gain on conversion of interest	-	-	(524)
Gain on sale of equipment	-	-	(1,066)
Loss on investment under equity method	-	-	167,664
License fees payable for research and development	-	-	605,000
Warrants issued to former noteholders and consultants	-	-	469,897
Common stock issued to secure acquisition of Raptor	-	-	155,000
Common stock issued for consulting services	6,000	-	1,082,268
Preferred stock issued for consulting services	1,000	-	1,000
Cash flow effect of reverse merger	-	-	(35,278)

Changes in assets and liabilities
Decrease (increase) in prepaid expenses	-	-	2,205,000
Increase (decrease) in accounts payable and and accrued expenses	122,306	23,600	1,971,599
Accrued interest on convertible notes	10,181	12,150	519,591
Total adjustments	139,827	53,518	8,602,149

Net cash used in operating activities	(65,307)	(3,343)	(2,987,487)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of fixed assets, net of disposals	-	-	(144,420)
Investment under equity method	-	-	(167,664)

Net cash used in investing activities	-	-	(312,084)

CASH FLOWS FROM FINANCING ACTIVITES
Proceeds from notes payable	-	-	277,000
Repayments made on note payable for Dodge Mines	(23,583)	-	(173,583)
Proceeds from exercise of warrants	-	-	34,984
Increase (decrease) in bank overdraft	-	-	-
Proceeds from convertible notes and warrants, net of debt issuance costs	-	-	2,284,310
Payments of license fee payable	-	-	(225,000)
Proceeds from private placement, net of fees (including cash received for shares to be issued)	95,500	-	957,000
Proceeds (payments) from related parties	(15,980)	-	150,562

Net cash provided by financing activities	55,937	-	3,305,273

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(9,370)	(3,343)	5,702

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	15,072	9,382	-

CASH AND CASH EQUIVALENTS - END OF PERIOD	$5,702	$6,039	$5,702

CASH PAID DURING THE PERIOD FOR:
Income taxes	$-	$-	$-
Interest expense	$-	$-	$93,517

SUPPLEMENTAL NONCASH INFORMATION:

Conversion of notes and interest for common stock, net of discounts and issuance costs	$-	$35,000	$2,936,031
Acquisition of Dodge Mines for Note Payable	$-	$-	$433,000
Conversion of license fee payable into capital	$-	$-	$380,000
Common stock issued to secure acquisition of Raptor	$-	$-	$155,000
Common stock issued for consulting services	$6,000	$-	$1,082,268
Preferred stock issued for consulting services	$1,000	$-	$1,000
Warrants issued to former noteholders and consultants	$-	$-	$469,897
Common stock issued for acquistion	$-	$-	$150,000
Common stock issued for prepaid expenses	$-	$-	$2,205,000
Conversion of accrued expenses for note payable-related parties	$-	$-	$960,000
Conversion of note payable-related parties and accrued interest to warrants	$-	$-	$1,022,466
Effect of reverse merger with TAG Minerals, Inc.
Cash	$-	$-	$24,772
Accounts payable and accrued expenses	-	-	(50)
Effect on retained earnings	-	-	(60,000)
Cash flow effect from reverse merger	$-	$-	$(35,278)

The accompanying notes are an integral part of the consolidated financial statements

RAPTOR RESOURCES HOLDINGS INC.

(A DEVELOPMENT STAGE COMPANY)

(FORMERLY LANTIS LASER INC.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012 AND 2011 (UNAUDITED)

NOTE 1 -	ORGANIZATION AND BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The condensed consolidated financial statements and notes are presented as permitted on Form 10-Q and do not contain information included in the Company’s annual consolidated financial statements and notes thereto. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the December 31, 2011 audited financial statements and the accompanying notes thereto. While management believes the procedures followed in preparing these condensed consolidated financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by the Company later in the year.

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

RAPTOR RESOURCES HOLDINGS INC.

(A DEVELOPMENT STAGE COMPANY)

(FORMERLY LANTIS LASER INC.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012 AND 2011 (UNAUDITED)

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

RAPTOR RESOURCES HOLDINGS INC.

(A DEVELOPMENT STAGE COMPANY)

(FORMERLY LANTIS LASER INC.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012 AND 2011 (UNAUDITED)

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

RAPTOR RESOURCES HOLDINGS INC.

(A DEVELOPMENT STAGE COMPANY)

(FORMERLY LANTIS LASER INC.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012 AND 2011 (UNAUDITED)

NOTE 1 -	ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

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

On December 2, 2011, the Company entered into a Stock Purchase Agreement (the “Agreement”) with Raptor Networks Technology, Inc. (RPTN: OTCQB) (“Raptor”) under which the Company issued 5,000,000 shares of its common stock to the lender of certain convertible notes of Raptor, as incentive to convert their promissory notes into shares of common stock. As a result of this transaction, Raptor issued 55% of the issued and outstanding shares of common stock to the Company, and thus Raptor became a majority owned subsidiary of the Company, and under the terms of the Agreement, the officers and directors of Raptor will resign. Al Pietrangelo, President and CEO of the Company, will become President and CEO of Raptor and be the sole member of the Board of Directors. Raptor has commenced making the required filings with the Financial Industry Regulatory Authority (“Finra”) and the SEC to amend its charter, conduct a reverse split and issue additional shares of its common stock to allow the Company to hold 80% of its issued and outstanding shares of common stock on a post-split basis. As of March 31, 2012, approvals by Finra and the SEC have not occurred to reverse split the shares of common stock of Raptor.

On March 5, 2012, the Company amended its Articles of Incorporation to change its name to Raptor Resources Holdings Inc. to more clearly reflect its new focus on the mining of gold and other industrial minerals and to help build a new brand identity. The name change became effective March 28, 2012.

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

RAPTOR RESOURCES HOLDINGS INC.

(A DEVELOPMENT STAGE COMPANY)

(FORMERLY LANTIS LASER INC.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012 AND 2011 (UNAUDITED)

NOTE 1 -	ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

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

Going Concern

As shown in the accompanying condensed consolidated financial statements the Company has incurred recurring losses of $205,134 and $56,861 for the three months ended March 31, 2012 and 2011 respectively, and has incurred a cumulative loss of $11,589,636 since inception (January 14, 1998). The Company has a working capital deficit in the amount of $1,676,524 as of March 31, 2012. The Company is currently in the development stage and has recently merged the gold mining business of TAG into their Company in addition to the OCT and NIR technology for which they currently hold exclusive licenses for dental applications.

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

RAPTOR RESOURCES HOLDINGS INC.

(A DEVELOPMENT STAGE COMPANY)

(FORMERLY LANTIS LASER INC.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012 AND 2011 (UNAUDITED)

NOTE 1 -	ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

The condensed consolidated financial statements do not include any adjustments relating to the carrying amounts of recorded assets or the carrying amounts and classification of recorded liabilities that may be required should the Company be unable to continue as a going concern.

NOTE 2 -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Development Stage Company

The Company is considered to be in the development stage as defined in ASC 915. The Company had devoted substantially all of its efforts to the development of their OCT technology. The Company is currently devoting a majority of its time to the exploration of gold and other minerals.

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

Noncontrolling Interests

In accordance with ASC 810-10-45, Noncontrolling Interests in Consolidated Financial Statements, the Company classifies controlling interests as a component of equity within the balance sheets. The Company has retroactively applied the provisions in ASC 810-10-45 to the financial information for the period ended March 31, 2012. There was no activity from December 2, 2011 through March 31, 2012 in Raptor, the Company’s majority-owned subsidiary.

RAPTOR RESOURCES HOLDINGS INC.

(A DEVELOPMENT STAGE COMPANY)

(FORMERLY LANTIS LASER INC.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012 AND 2011 (UNAUDITED)

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

RAPTOR RESOURCES HOLDINGS INC.

(A DEVELOPMENT STAGE COMPANY)

(FORMERLY LANTIS LASER INC.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012 AND 2011 (UNAUDITED)

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

Uncertainty in Income Taxes

Under ASC 740-10-25 recognition and measurement of uncertain income tax positions is required using a “more-likely-than-not” approach. Management evaluates their tax positions on an annual basis and has determined that as of March 31, 2012 no additional accrual for income taxes is necessary.

Advertising Costs

The Company expenses the costs associated with advertising as incurred. Advertising expenses for the three months ended March 31, 2012 and 2011 are included in professional, consulting and marketing fees in the consolidated statements of operations.

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

RAPTOR RESOURCES HOLDINGS INC.

(A DEVELOPMENT STAGE COMPANY)

(FORMERLY LANTIS LASER INC.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012 AND 2011 (UNAUDITED)

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

The following is a reconciliation of the computation for basic and diluted EPS:

			Cumulative
			Totals since
	March 31,	March 31,	January 14, 1998
	2012	2011	(Inception)

Net loss	$(205,134)	$(56,861)	$(11,589,636)

Weighted-average common shares
Outstanding (Basic)	379,615,138	142,452,356	66,002,307
Weighted-average common stock
Equivalents
Convertible Notes	10,190,000	10,190,000	10,190,000
Stock options	-	-	-
Warrants	29,974,066	14,486,066	29,974,066

Weighted-average commons shares Outstanding (Diluted)	419,779,204	167,128,422	106,166,373

RAPTOR RESOURCES HOLDINGS INC.

(A DEVELOPMENT STAGE COMPANY)

(FORMERLY LANTIS LASER INC.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012 AND 2011 (UNAUDITED)

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

RAPTOR RESOURCES HOLDINGS INC.

(A DEVELOPMENT STAGE COMPANY)

(FORMERLY LANTIS LASER INC.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012 AND 2011 (UNAUDITED)

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

RAPTOR RESOURCES HOLDINGS INC.

(A DEVELOPMENT STAGE COMPANY)

(FORMERLY LANTIS LASER INC.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012 AND 2011 (UNAUDITED)

NOTE 2 -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements (Continued)

There were other updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

NOTE 3 -	FIXED ASSETS AND MINING RIGHTS

Fixed Assets:

Fixed assets as of March 31, 2012 (unaudited) and December 31, 2011 were as follows:

	Estimated	(Unaudited)
	Useful Lives	March 31,	December 31
	(Years)	2012	2011
Computer and medical equipment	3-5	$9,276	$9,276
Machinery	5	-	-
Software	3	-	-
		9,276	9,276
Less: accumulated depreciation		(588)	(248)
Fixed assets, net		$8,688	$9,028

There was $340 and $5,620 charged to operations for depreciation expense for the three months ended March 31, 2012 and 2011, respectively. In October 2011, the Company sold equipment that had a net book value of $2,109 for $3,175 resulting in a gain of $1,066.

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

On January 9, 2012, TAG-Z expanded the property along the hydrothermal mountain range adding an additional 500 hectares bringing the total Dodge Mine property size to 623 hectares.

RAPTOR RESOURCES HOLDINGS INC.

(A DEVELOPMENT STAGE COMPANY)

(FORMERLY LANTIS LASER INC.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012 AND 2011 (UNAUDITED)

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

Interest expense on the Original Noteholders Convertible Notes for the three months ended March 31, 2012 and 2011 was $10,181 and $11,330, respectively and $188,700 is accrued at March 31, 2012. A total of $404,413 of accrued interest was converted into common stock at the time of the note conversions in 2010 and 2011.

RAPTOR RESOURCES HOLDINGS INC.

(A DEVELOPMENT STAGE COMPANY)

(FORMERLY LANTIS LASER INC.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012 AND 2011 (UNAUDITED)

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

Asher Enterprises

In August 2010, the Company entered into a Convertible Promissory Note with Asher Enterprises Inc. in the amount of $50,000. The Convertible Note was convertible to shares of the Company’s common stock anytime in the nine-month period at a variable conversion price meaning 58% multiplied by the market price, the average of the lowest three trading prices. The Company had recorded a discount of $36,207 as the value of the beneficial conversion option. In the year ended December 31, 2011, the Company converted $50,000 of the note (the entire principal portion) into 16,440,977 shares of stock. Additionally, 689,655 shares of common stock were issued to convert $2,000 of interest.

Interest expense on the Asher Enterprise Convertible Note for the three months ended March 31, 2012 and 2011 was $0 and $820, respectively. The Asher Enterprise Convertible Note has $0 remaining principal balance.

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

As of March 31, 2012, the remaining principal balance is $150,000.

NOTE 6 -	RELATED PARTY LOANS

The Company has unsecured loans with two of its directors. There was $149,017 outstanding in May 2011. These loans were made to fund the Company with working capital during the development stage. The loans are accruing interest at a rate of 5% per annum. Interest expense during the three months ended March 31, 2012 and 2011 was $0 and $1,649. These loans were converted into Convertible Notes (see Note 5).

RAPTOR RESOURCES HOLDINGS INC.

(A DEVELOPMENT STAGE COMPANY)

(FORMERLY LANTIS LASER INC.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012 AND 2011 (UNAUDITED)

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

Through March 31, 2012, the Company paid $173,583 and has $259,417 currently due through November 30, 2012. There is no interest being charged on the amounts due.

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

RAPTOR RESOURCES HOLDINGS INC.

(A DEVELOPMENT STAGE COMPANY)

(FORMERLY LANTIS LASER INC.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012 AND 2011 (UNAUDITED)

NOTE 8 -	LICENSE AND ROYALTY FEES (CONTINUD)

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

The $60,000 that remains outstanding to Lawrence Livermore is accrued for as of March 31, 2012.

RAPTOR RESOURCES HOLDINGS INC.

(A DEVELOPMENT STAGE COMPANY)

(FORMERLY LANTIS LASER INC.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012 AND 2011 (UNAUDITED)

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

There were no amounts outstanding to LightLab as of March 31, 2012.

University of Florida

On May 31, 2007, the Company entered into an exclusive licensing agreement for the field of dentistry with The University of Florida Research Foundation for novel technology relevant to the imaging probe of its Dental Imaging System. The Agreement carries a $1,000 initial licensing fee with royalty payments to commence in 2008.

The Company has paid the minimum fees in 2008 and the minimum royalty for 2009, amounting to $630 originally due by December 31, 2009 has been deferred until the first anniversary of the first commercial sale and is in accounts payable as it is unpaid as of March 31, 2012. The Company did pay some patent fees in 2009, 2010 and 2011 to the University of Florida. In addition, the first year of sale under the agreement has been amended to 2012 from 2009.

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

RAPTOR RESOURCES HOLDINGS INC.

(A DEVELOPMENT STAGE COMPANY)

(FORMERLY LANTIS LASER INC.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012 AND 2011 (UNAUDITED)

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

Common Stock and Preferred Stock

As of March 31, 2012, the Company has 990,000,000 shares of common stock authorized with a par value of $.001. On December 9, 2004, Lantis Laser Inc. increased the authorized shares from 250,000,000 to 990,000,000. Lantis Laser Inc. also removed the 1,000,000 shares of preferred stock from its charter, and on January 23, 2007, amended its articles of incorporation to create a class of preferred stock, and authorized the issuance of 10,000,000 shares of preferred stock at $.001 par value. On January 24, 2012, the Company amended its articles of incorporation to authorize the issuance of 3,000,000 shares of Series A preferred stock, par value $.001. Each share of Series A preferred stock to have 300 votes and to vote with the holders of common stock on all matters which require a vote of the shareholders. 1,000,000 shares of Series A preferred stock has been issued in the three months ended March 31, 2012.

The Company has 380,580,933 shares of common stock issued and outstanding as of March 31, 2012; and 1,000,000 shares of Series A preferred stock issued and outstanding as of March 31, 2012.

RAPTOR RESOURCES HOLDINGS INC.

(A DEVELOPMENT STAGE COMPANY)

(FORMERLY LANTIS LASER INC.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012 AND 2011 (UNAUDITED)

NOTE 10 -	STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED)

Common Stock and Preferred Stock

During the three months ended March 31, 2012, the Company issued:

1,000,000 shares of Series A preferred stock to its President and CEO for a value of $1,000.

2,175,333 shares of common stock at prices ranging between $0.022 and $0.03 per share for cash at a value of ~~$62,400~~$61,000; and 1,088,000 non-callable warrants with an exercise price of $0.075 per share for 2 years from issuance.

200,000 shares of common stock for services valued at $0.03 per share or $6,000 were also issued.

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

RAPTOR RESOURCES HOLDINGS INC.

(A DEVELOPMENT STAGE COMPANY)

(FORMERLY LANTIS LASER INC.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012 AND 2011 (UNAUDITED)

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

The Company received 3,000,000 shares of stock in settlement of its complaints against Ice Cold Stocks, LLC and DC International Consulting LLC. These shares were returned to the Treasury and retired.

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

RAPTOR RESOURCES HOLDINGS INC.

(A DEVELOPMENT STAGE COMPANY)

(FORMERLY LANTIS LASER INC.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012 AND 2011 (UNAUDITED)

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

In February 2012, the Company granted a total of 1,088,000 warrants along with shares of common stock in exchange for cash.

RAPTOR RESOURCES HOLDINGS INC.

(A DEVELOPMENT STAGE COMPANY)

(FORMERLY LANTIS LASER INC.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012 AND 2011 (UNAUDITED)

NOTE 10 -	STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED)

Warrants (Continued)

The following is a breakdown of the warrants:

	Exercise	Date
Warrants	Price	Issued	Term

3,250,000	$0.075	09/28/2006	8 Years
1,372,400	$0.075	09/28/2006	8 Years
178,750	$0.075	09/28/2006	8 Years
6,737,333	$0.075	05/01/2007	8 Years
2,947,583	$0.075	05/17/2007	8 Years
14,400,000	$0.075	05/23/2011	5 Years
1,088,000	$0.075	02/07/2012	2 Years
Total: 29,974,066

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

At March 31, 2012, deferred tax assets consist of the following:

Net operating losses	$3,637,381

Valuation allowance	(3,637,381)

$-

RAPTOR RESOURCES HOLDINGS INC.

(A DEVELOPMENT STAGE COMPANY)

(FORMERLY LANTIS LASER INC.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012 AND 2011 (UNAUDITED)

NOTE 11 -	PROVISION FOR INCOME TAXES (CONTINUED)

At March 31, 2012, the Company had a net operating loss carryforward in the amount of $10,698,179 available to offset future taxable income through 2032. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods. A reconciliation of the Company’s effective tax rate as a percentage of income before taxes and federal statutory rate for the periods ended March 31, 2012 and 2011 is summarized as follows:

	2012	2011

Federal statutory rate	(34.0)%	(34.0)%

State income taxes, net of federal benefits	3.3	3.3

Valuation allowance	30.7	30.7

	0%	0%

NOTE 12 -	INVESTMENT

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

RAPTOR RESOURCES HOLDINGS INC.

(A DEVELOPMENT STAGE COMPANY)

(FORMERLY LANTIS LASER INC.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012 AND 2011 (UNAUDITED)

NOTE 13 -	FAIR VALUE MEASUREMENTS (CONTINUED)

The following table represents the fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2012:

	Level 1	Level 2	Level 3	Total

Investment	-	150,000	-	150,000
Convertible notes	-	-	559,500	559,500

NOTE 14 -	RELATED PARTY ADVANCES

The Company was advanced $11,170, net of repayments through March 31, 2012 from its CEO. These unsecured advances have no terms of repayment, are interest free and due on demand. During the three months ended March 31, 2012, the Company repaid $15,980.

NOTE 15 -	SUBSEQUENT EVENTS

On April 10, 2012, the Company issued 1,225,523 shares of common stock at prices ranging between $0.024 and $0.03 per share for cash at a value of $34,500; and 483,834 non-callable warrants with an exercise price of $0.075 per share for 2 years from issuance. 500,000 shares of stock for services valued at $14,000 were also issued.

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

Overview

We were incorporated under the laws of the State of Nevada in February 1998 under the name Beekman Enterprises, Inc. In November 2004, we acquired Lantis Laser, Inc., a New Jersey corporation formed in January 1998 (“Lantis New Jersey”), in a reverse-triangular merger and succeeded to its business as our sole line of business. In connection with the merger, we changed our name to “Lantis Laser Inc.” We amended our Articles of Incorporation on March 5, 2012 to change our name to Raptor Resources Holdings Inc. to reflect our new business focus on the exploration and mining of gold and other industrial minerals.

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

We now conduct our gold and other industrial mineral exploration and mining business through TAG and the dental technology business through our other wholly-owned subsidiary, Lantis Laser, Inc. Concurrent with the Merger Agreement, our former Chief Executive Officer and Executive Vice President Clinical Affairs and a former Director of our Company resigned on May 6, 2011. We retained the former executives to continue to head up our dental technology subsidiary. These two executives received employment contracts dated May 23, 2011.

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

Results of Operations

Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011.

The following is derived from, and should be read in conjunction with, our condensed consolidated financial statements, and related notes for the three months ended March 31, 2012 and 2011.

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

Net loss from operations. For the three months ended March 31, 2012, our net loss was $205,134 compared to $56,681 for the same period in the prior year, representing an increase of $148,273 or 76%. The increase in our loss from operations was mainly due to employee agreement payouts and higher legal costs due to corporate restructurings. Professional, consulting and marketing fees increased to $82,200 in the three months ended March 31, 2012 as compared to $9,138 in the same period last year.

Total other expenses. Other expenses were $10,181 for the three months ended March 31, 2012, compared to $37,783 for the three months ended March 31, 2011. This was due to the decrease in interest expense to $10,332 for the three months ended March 31, 2011 from $78,115 in the comparable period in 2010 as almost 90% of the 5% Senior Convertible Note notes had been converted to equity by the end of the period. Interest expense debt discount decreased to $0 in the three months ended March 31, 2011 compared to $3,917 in the same period in 2010 as a result of the discount being fully amortized.

Net loss. We had a net loss applicable to common shares of $205,134, or $0.00 per share, for the three months ended March 31, 2012, compared to a net loss applicable to common shares of $56,861 or $0.00 per share, for the same period in the prior year. The increase in net loss was principally due to the increase wage and wage related expenses, professional, consulting and marketing fees and other general and administrative expenses.

Liquidity and Capital Resources

Total assets. On March 31, 2012, we had total assets of $597,390, compared to $607,100 on March 31, 2011.  Included in current assets is an investment of $150,000 representing the acquisition of 10% of Ontage. We had cash and cash equivalents of $5,702 on March 31, 2012 compared to $15,072 at March 31, 2011. Our fixed assets, which did not change significantly, were $8,688 on March 31, 2012, compared to $9,028 on March 31, 2011.

Total liabilities. We had total liabilities of $1,832,226 on March 31, 2012 compared to $1,704,802 for the period ended March 31, 2011, due primarily to increased legal expenses in connection with corporate restructuring. Accrued interest on convertible notes on March 31, 2012 was $188,700 compared to $178,519 for the same period in 2011. At March 31, 2012, we had a negative working capital of $1,676,524 compared to a negative working capital of $1,539,730 on March 31, 2011 due to a decrease in cash position and an increase in legal expenses. There is no guarantee that we will be able to raise enough capital or generate revenues to sustain our operations. These conditions raise substantial doubt about our ability to continue as a going concern within the next 12 months.

Cash flow from operations. During the three months period ended March 31, 2012, we had a negative cash flow from operations of $65,307 compared to negative cash flow from operations of $3,343 during the same period in the prior year. Our higher negative cash flow from operations was mainly due to the increase in accrued expenses, principally legal fees.

Cash flow from investing activities. We had investing activities in equipment during the nine-month period ended March 31, 2012 amounting to net cash from financing activities

Cash flow from financing activities. During the nine months ended March 31, 2012, we received $55,937 net cash from financing activities from compared to $0 in the same period in 2011. We received $95,500 proceeds from a private placement of our common stock, net of fees, compared to $0 received in the same period in 2011.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

In March, April and May 2007, the Company issued 5% Senior Convertible 3 Year Notes to investors in the amount of $2,526,500, which equaled the gross proceeds raised by the Company (the “Convertible Notes”). The Convertible Notes are convertible to shares of the Company’s common stock anytime in the three-year period at a fixed conversion price of $.15. In May 2009, convertible notes of $125,000 were converted, at a fixed conversion rate of $.15 per share, into 833,334 shares of common stock. This conversion reduced the outstanding principal to a balance of $2,401,500. In an effort to reduce the liabilities of the Company, on July 1, 2010, the Company offered the Noteholders the opportunity to convert their Notes to common stock at a price of $0.05 (originally a $0.15 conversion price), including any and all outstanding interest. In addition, the Company offered to reset the exercise price of the warrants attached to the Notes to $0.075 from $0.15, and to extend the warrants for a further three years from the original date for all warrant holders. Approximately 90% of noteholders have agreed to accept the terms of the conversion. Through March 31, 2010, convertible notes of $2,117,000, including $404,413 of accrued interest was converted to 42,340,000 shares of common stock. This conversion reduced the outstanding principal balance of the notes to $409,500.

The Notes were issued in four closings in 2007: $1,722,500 on March 31; $407,000 on April 20; 315,000 on April 30, and $82,000 on May 17. The Company is in default on the redemption of all these Notes which were due to be redeemed three years after the date of issue, and payment of interest, due to lack of sufficient cash resources.

ITEM 4. MINES SAFETY DISCLOSURES

Not Applicable.

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

Date: May 21, 2012

/s/ Al Pietrangelo
Al Pietrangelo, CEO and CFO

