Form 10-Q
period 2012-06-30
RAPTOR RESOURCES HOLDINGS INC.
filed 2012-09-07
CIK 1413299

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: On September 5, 2012, the registrant had 382,606,456 shares of common stock issued and outstanding.

2

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RAPTOR RESOURCES HOLDINGS INC.

(A DEVELOPMENT STAGE COMPANY)

(FORMERLY LANTIS LASER INC.)

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012 (unaudited)

3

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Page(s)

CONDENSED Consolidated Balance SheetS as of JUNE 30, 2012 (UNAUDITED) AND DECEMBER 31, 2011	F-2

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011 WITH CUMULATIVE TOTALS SINCE JANUARY 14, 1998 (INCEPTION) (UNAUDITED)	F-3

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) FOR THE PERIOD JANUARY 14, 1998 (INCEPTION) THROUGH JUNE 30, 2012	F-4

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 2012 AND 2011 WITH CUMULATIVE TOTALS SINCE JANUARY 14, 1998 (INCEPTION) (UNAUDITED)	F-5

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 2012 (UNAUDITED) AND 2011	F-6

RAPTOR RESOURCES HOLDINGS INC.

(FORMERLY LANTIS LASER INC.)

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED BALANCE SHEETS

JUNE 30, 2012 (UNAUDITED) AND DECEMBER 31, 2011

	JUNE 30,	DECEMBER 31,
ASSETS	2012	2011
Current Assets:	(UNAUDITED)
Cash and cash equivalents	$53,465	$15,072
Prepaid expenses	5,500	-
Investment	150,000	150,000

Total Current Assets	208,965	165,072

Fixed assets, net of depreciation	7,606	9,028

Other Asset:
Mineral rights	433,000	433,000

TOTAL ASSETS	$649,571	$607,100

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

LIABILITIES
Current Liabilities:
Accrued interest - convertible notes	$198,882	$178,519
Accounts payable and accrued expenses	915,105	656,633
Note payable - Dodge Mines	57,000	283,000
Related party payable	5,220	27,150
Convertible promissory note - related parties	150,000	150,000
Convertible notes payable, net of discount and beneficial conversion feature	409,500	409,500

Total Current Liabilities	1,735,707	1,704,802

Total Liabilities	1,735,707	1,704,802

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $.001 Par Value; 10,000,000 shares authorized
Preferred Series A Stock 3,000,000 shares authorized
1,000,000 issued and outstanding	1,000	-
Preferred Convertible Series B Stock ; 2,500,000 shares authorized
210,000 issued and outstanding	210	-
Common stock, $.001 Par Value; 990,000,000 shares authorized
and 382,481,456 and 378,205,600 shares issued and outstanding	382,481	378,205
Additional paid-in capital	8,908,484	8,639,808
Additional paid-in capital - warrants	1,294,347	1,268,787
Deficits accumulated during the development stage	(11,665,871)	(11,384,502)

Total Stockholders’ Equity (Deficit) - Raptor Resources Holdings Inc.	(1,079,349)	(1,097,702)

Noncontrolling interest in subsidiary	(6,787)	-

Total Stockholders’ Equity (Deficit)	(1,086,136)	(1,097,702)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$649,571	$607,100

RAPTOR RESOURCES HOLDINGS INC.

(FORMERLY LANTIS LASER INC.)

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011

WITH CUMULATIVE TOTALS SINCE JANUARY 14, 1998 (INCEPTION)

					CUMULATIVE
					TOTALS SINCE
	THREE MONTHS ENDED		SIX MONTHS ENDED		INCEPTION
	JUNE 30,		JUNE 30,		JANUARY 14,
	2012	2011	2012	2011	1998

OPERATING REVENUES
Sales	$-	$-	$-	$-	$-

OPERATING EXPENSES

Research and development	-	-	-	-	2,129,906
Exploration costs	-	-	-	-	3,000
Wages and wage related expenses	82,200	32,055	164,400	32,055	1,326,436
Professional, consulting and marketing fees	61,160	40,815	139,017	49,953	4,939,385
Value of stock issued to secure puchase of Raptor	-	-	-	-	155,000
Other general and administrative expenses	54,530	23,531	89,088	27,851	834,361
Depreciation	1,083	5,621	1,423	11,241	137,881
Total Operating Expenses	198,973	102,022	393,928	121,100	9,525,969

LOSS BEFORE OTHER INCOME (EXPENSE)	(198,973)	(102,022)	(393,928)	(121,100)	(9,525,969)

OTHER INCOME (LOSS)

Amortization of debt issuance costs	-	-	-	-	(287,571)
Loss in investment under equity method	-	-	-	-	(167,664)
Gain on conversion of interest	-	524	-	524	524
Forgiveness of debt on conversion of debt to equity	132,917	-	132,917	-	132,917
Gain on sale of equipment	-	-	-	-	1,066
Interest expense - debt discount	-	-	-	-	(1,017,246)
Interest income (expense), net	(10,179)	(23,417)	(20,358)	(61,200)	(801,928)
Total Other Income (Expense)	122,738	(22,893)	112,559	(60,676)	(2,139,902)

NET LOSS BEFORE PROVISION FOR INCOME TAXES	(76,235)	(124,915)	(281,369)	(181,776)	(11,665,871)
Provision for Income Taxes	-	-	-	-	-

NET LOSS APPLICABLE TO COMMON SHARES	$(76,235)	$(124,915)	$(281,369)	$(181,776)	$(11,665,871)

NET LOSS PER BASIC AND DILUTED SHARES	(0.00)	(0.00)	(0.00)	(0.00)	(0.16)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING	382,228,108	259,774,806	380,921,623	201,437,676	72,472,806

RAPTOR RESOURCES HOLDINGS INC.

(FORMERLY LANTIS LASER INC.)

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE PERIOD JANUARY 14, 1998 (INCEPTION) THROUGH JUNE 30, 2012

							Deficits
						Additional	Accumulated
					Additional	Paid-in	During the
	Preferred Stock		Common Stock		Paid-in	Capital-	Development	Noncontrolling
	Shares	Amount	Shares	Amount	Capital	Warrants	Stage	Interest	Total

Balance - January 14, 1998	-	$-	-	$-	$-	$-	$-	$-	$-

Shares issued to founders	-	-	200	200	87	-	-	-	287

Net loss for the period January 14, 1998
through December 31, 2003	-	-	-	-	-	-	(408,404)	-	(408,404)

Balance January 1, 2004	-	-	200	200	87	-	(408,404)	-	(408,117)

Shares issued in reverse merger	-	-	81,788,563	81,589	(81,876)	-	-	-	(287)

Shares issued in conversion of notes	-	-	3,211,250	3,211	256,318	-	-	-	259,529

Net loss for the year	-	-				-	(251,734)	-	(251,734)

Balance December 31, 2004	-	-	85,000,013	85,000	174,529	-	(660,138)	-	(400,609)

Net loss for the year	-	-	-	-	-	-	(347,397)	-	(347,397)

Balance December 31, 2005	-	-	85,000,013	85,000	174,529	-	(1,007,535)	-	(748,006)

Shares and warrants issued in private
placement, net of placement fees	-	-	5,850,000	5,850	307,507	208,143	-	-	521,500

Shares issued for services rendered	-	-	1,500,000	1,500	148,500	-	-	-	150,000

Warrants issued to former
noteholders	-	-	-	-	-	159,610	-	-	159,610

Warrants issued to consultant in
private placement	-	-	-	-	-	17,769	-	-	17,769

Adjust fair value of warrants issued
in private placement	-	-	-	-	-	114,930	-	-	-

Royalty fees forgiven by Lawrence
Livermore	-	-	-	-	380,000	-	-	-	380,000

Net loss for the year ended December 31, 2006 as previously reported	-	-	-	-	-	-	(771,352)	-	(771,352)

Prior period adjustment - correction of an error see Note 10	-	-	-	-	-	(114,930)	114,930	-	-

Net loss for the year ended December 31, 2006 as restated	-	-	-	-	-	-	(656,422)	-	(656,422)

Balance December 31, 2006	-	-	92,350,013	92,350	1,010,536	385,522	(1,663,957)	-	(175,549)

Warrants issued to placement agent	-	-	-	-	-	292,518	-	-	292,518

Warrants issued to convertible
noteholders	-	-	-	-	-	513,132	-	-	513,132

Beneficial conversion feature on convertible notes	-	-	-	-	505,300	-	-	-	505,300

Shares issued for services rendered (including prepaid services)	-	-	6,460,000	6,460	2,528,090	-	-	-	2,534,550

Exercise of warrants	-	-	163,375	163	40,584	(16,241)	-	-	24,506

Net loss for the year ended December 31, 2007	-	-	-	-	-	-	(2,174,069)	-	(2,174,069)

Balance December 31, 2007	-	-	98,973,388	98,973	4,084,510	1,174,931	(3,838,026)	-	1,520,388

Exercise of warrants	-	-	69,850	70	17,352	(6,944)	-	-	10,478

Shares issued for services rendered (including prepaid services)	-	-	1,075,000	1,075	228,425	-	-	-	229,500

Net loss for the year ended December 31, 2008	-	-	-	-	-	-	(4,572,358)	-	(4,572,358)

Balance December 31, 2008	-	-	100,118,238	100,118	4,330,287	1,167,987	(8,410,384)	-	(2,811,992)

Exercise of warrants	-	-	-	-	-	-	-	-	-

Shares returned to treasury and retired			(3,000,000)	(3,000)	3,000	-	-	-	-

Shares issued upon conversion from note payable			833,334	833	111,049	-	-	-	111,882

Shares issued for services rendered (including prepaid services)	-	-	2,250,000	2,250	160,250	-	-	-	162,500

Net loss for the year ended December 31, 2009	-	-	-	-	-	-	(1,375,669)	-	(1,375,669)

Balance December 31, 2009	-	$-	100,201,572	$100,201	$4,604,586	$1,167,987	$(9,786,053)	$-	$(3,913,279)

Shares issued for services rendered (including prepaid services)	-	-	500,000	500	19,500	-	-	-	20,000

Shares issued upon conversion from note payable	-	-	39,173,333	39,173	2,289,514	-	-	-	2,328,687

Beneficial conversion feature on convertible notes	-	-	-	-	36,207	-	-	-	36,207

Net loss for the year ended December 31, 2010	-	-	-	-	-	-	(621,397)	-	(621,397)

Balance December 31, 2010	-	$-	139,874,905	$139,874	$6,949,807	$1,167,987	$(10,407,450)	$-	$(2,149,782)

Shares issued for services rendered	-	-	11,150,000	11,150	186,068	-	-	-	197,218

Shares issued upon conversion from note payable and accrued interest	-	-	35,535,397	35,535	164,191	-	-	-	199,726

Shares issued for acquisition of Ontage Resources	-	-	5,000,000	5,000	145,000	-	-	-	150,000

Recapitalization due to reverse merger with TAG Minerals Inc.	-	-	165,000,000	165,000	(200,278)				(35,278)

Conversion of notes payable and accrued interest to warrants	-	-	-	-	921,666	100,800	-	-	1,022,466

Shares issued for cash	-	-	16,645,298	16,646	323,354	-	-	-	340,000

Shares issued to lender of Raptor	-	-	5,000,000	5,000	150,000	-	-	-	155,000

Net loss for the year ended December 31, 2011	-	-	-	-	-	-	(977,052)	-	(977,052)

Balance December 31, 2011	-	$-	378,205,600	$378,205	$8,639,808	$1,268,787	$(11,384,502)	$-	$(1,097,702)

Shares issued for services rendered	1,000,000	1,000	-	-	-	-	-	-	1,000

Shares issued for services rendered	-	-	200,000	200	5,800	-	-	-	6,000

Shares issued for cash	-	-	2,175,333	2,175	39,061	19,764	-	-	61,000

Net loss for the three months ended March 31, 2012	-	-	-	-	-	-	(205,134)	-	(205,134)

Balance March 31, 2012	1,000,000	$1,000	380,580,933	$380,580	$8,684,669	$1,288,551	$(11,589,636)	$-	$(1,234,836)

Shares issued for services rendered	-	-	675,000	675	13,700	-	-	-	14,375

Shares issued for conversion of debt	45,000	45	-	-	44,955	-	-	-	45,000

Shares issued for cash	165,000	165	-	-	164,835	-	-	-	165,000

Shares issued for cash	-	-	1,225,523	1,226	27,478	5,796	-	-	34,500

Acquisition of 80% of Mabwe Minerals Inc.	-	-	-	-	(27,153)	-	-	(6,787)	(33,940)

Net loss for the three months ended June 30, 2012	-	-	-	-	-	-	(76,235)	-	(76,235)

Balance June 30, 2012	1,210,000	$1,210	382,481,456	$382,481	$8,908,484	$1,294,347	$(11,665,871)	$(6,787)	$(1,086,136)

RAPTOR RESOURCES HOLDINGS INC.

(FORMERLY LANTIS LASER INC.)

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE SIX MONTHS ENDED JUNE 30, 2012 AND 2011

WITH CUMULATIVE TOTALS SINCE JANUARY 14, 1998 (INCEPTION)

			CUMULATIVE
	SIX MONTHS ENDED		TOTALS SINCE
	JUNE 30,		INCEPTION
	2012	2011	JANUARY 14, 1998

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(281,369)	$(181,776)	$(11,665,871)

Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	1,422	11,241	137,880
Noncontrolling interest adjustment	(33,940)	-	(33,940)
Amortization of debt issuance costs	-	-	287,571
Interest expense - debt discount	-	-	504,606
Interest expense - beneficial conversion feature	-	20,382	533,023
Gain on conversion of interest	-	(524)	(524)
Gain on sale of equipment	-	-	(1,066)
Forgiveness of debt on conversion of debt to equity	(132,917)		(132,917)
Loss on investment under equity method	-	-	167,664
License fees payable for research and development	-	-	605,000
Warrants issued to former noteholders and consultants	-	-	469,897
Common stock issued to secure acquisition of Raptor	-	-	155,000
Common stock issued for consulting services	20,375	20,468	1,096,643
Preferred stock issued for consulting services	1,000	-	1,000
Cash flow effect of reverse merger	-	(35,279)	(35,279)

Changes in assets and liabilities
Decrease (increase) in prepaid expenses	(5,500)	-	2,199,500
Increase (decrease) in accounts payable and
and accrued expenses	258,472	59,917	2,107,766
Accrued interest on convertible notes	20,363	22,977	529,773
Total adjustments	129,275	99,182	8,591,597

Net cash used in operating activities	(152,094)	(82,594)	(3,074,274)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of fixed assets, net of disposals	-	(2,476)	(144,420)
Investment under equity method	-	-	(167,664)

Net cash used in investing activities	-	(2,476)	(312,084)

CASH FLOWS FROM FINANCING ACTIVITES
Proceeds from notes payable	-	80,000	277,000
Repayments made on note payable for Dodge Mines	(48,083)	-	(198,083)
Proceeds from exercise of warrants	-	-	34,984
Increase (decrease) in bank overdraft	-	-	-
Proceeds from convertible notes and warrants,
net of debt issuance costs	-	-	2,284,310
Payments of license fee payable	-	-	(225,000)
Proceeds from private placement, net of fees (including cash
received for shares to be issued) - preferred and common stock	260,500	-	1,122,000
Proceeds (payments) from related parties	(21,930)	5,100	144,612

Net cash provided by financing activities	190,487	85,100	3,439,823

NET INCREASE IN
CASH AND CASH EQUIVALENTS	38,393	30	53,465

CASH AND CASH EQUIVALENTS -
BEGINNING OF PERIOD	15,072	9,382	-

CASH AND CASH EQUIVALENTS - END OF PERIOD	$53,465	$9,412	$53,465

CASH PAID DURING THE PERIOD FOR:
Income taxes	$-	$-	$-
Interest expense	$-	$-	$93,517

SUPPLEMENTAL NONCASH INFORMATION:

Conversion of notes and interest for common stock,
net of discounts and issuance costs	$-	$199,726	$2,936,031
Acquisition of Dodge Mines for Note Payable	$-	$-	$433,000
Conversion of license fee payable into capital	$-	$-	$380,000
Common stock issued to secure acquisition of Raptor	$-	$-	$155,000
Common stock issued for consulting services	$20,375	$20,468	$1,096,643
Preferred stock issued for consulting services	$1,000	$-	$1,000
Warrants issued to former noteholders and consultants	$-	$-	$469,897
Common stock issued for acquistion	$-	$150,000	$150,000
Common stock issued for prepaid expenses	$-	$-	$2,205,000
Conversion of accrued expenses for note payable-related parties	$-	$-	$960,000
Conversion of note payable-related parties and accrued interest
to warrants	$-	$1,022,466	$1,022,466
Noncontrolling interest - Mabwe Minerals, Inc.	$33,940	$-	$33,940
Conversion of Dodge Mines Note Payable for Preferred Stock	$45,000	$-	$45,000
Forgiveness of debt on conversion of debt to equity	$132,917	$-	$132,917
Effect of reverse merger with TAG Minerals, Inc.
Cash	$-	$24,771	$24,771
Accounts payable and accrued expenses	-	(50)	(50)
Effect on retained earnings	-	(60,000)	(60,000)
Cash flow effect from reverse merger	$-	$(35,279)	$(35,279)

RAPTOR RESOURCES HOLDINGS INC.

(A DEVELOPMENT STAGE COMPANY)

(FORMERLY LANTIS LASER INC.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012 AND 2011 (UNAUDITED)

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

JUNE 30, 2012 AND 2011 (UNAUDITED)

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

JUNE 30, 2012 AND 2011 (UNAUDITED)

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

In July 2011, TAG-Z, acquired 100% of the capital stock of Ontage Resources (Private) Limited (“Ontage”). Ontage holds a 10% stake in an existing operating gold mining producer, Slashwood Mining (Private) Limited (“Slashwood Mining”). Slashwood Mining is a registered percentage owner of eight custom gold milling centers across various locations in Zimbabwe, along with ownership of 30 mining claims encompassing approximately 2,000 acres. All of the gold milling centers and mining claims are completely outfitted with mining equipment; to include gold-ore crushers, excavators, generators and dump trucks. Slashwood Mining has 200 employees and is forging a path of expansion into mining projects.

RAPTOR RESOURCES HOLDINGS INC.

(A DEVELOPMENT STAGE COMPANY)

(FORMERLY LANTIS LASER INC.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012 AND 2011 (UNAUDITED)

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

On December 2, 2011, the Company entered into a Stock Purchase Agreement (the “Agreement”) with Mabwe Minerals Inc. (formerly Raptor Networks Technology, Inc. (MBMI: OTCQB) (“Mabwe”) under which the Company issued 5,000,000 shares of its common stock to the lender of certain convertible notes of Mabwe, as incentive to convert their promissory notes into shares of common stock. As a result of this transaction, Mabwe issued 55% of the issued and outstanding shares of common stock to the Company, and thus Mabwe became a majority owned subsidiary of the Company, and under the terms of the Agreement, the officers and directors of Mabwe will resign. Al Pietrangelo, President and CEO of the Company, will become President and CEO of Mabwe and be the sole member of the Board of Directors. Mabwe has commenced making the required filings with the Financial Industry Regulatory Authority (“Finra”) and the SEC to amend its charter, conduct a reverse split and issue additional shares of its common stock to allow the Company to hold 80% of its issued and outstanding shares of common stock on a post-split basis. As of June 28 , 2012, the transaction was completed upon final approval by the authorities, and the Company now owns 80% of Mabwe.

On March 5, 2012, the Company amended its Articles of Incorporation to change its name to Raptor Resources Holdings Inc. to more clearly reflect its new focus on the mining of gold and other industrial minerals and to help build a new brand identity. The name change became effective March 28, 2012.

On June 1, 2012 entered into a contract renegotiation with the owner of Dodge Mines Blocks 1-6 , Chiroswa Syndicate (“Chiroswa”) related to the previous agreement for the $433,000 in installment payments of the Dodge Mine blocks 1-6, located in Zimbabwe. Under the new terms of this deal Chiroswa has accepted 45,000 shares of Preferred Convertible Series B stock (each share is convertible into 50 shares of Common Stock of Raptor Resources Holdings Inc. (RRHI) and 25 shares of Common Stock of majority owned Mabwe Minerals Inc (MBMI)). The deal was secured with a $3,000 down payment with $27,000 due upon the retitling of the Dodge Mine Blocks 1-6 into the name of Mabwe Minerals Zimbabwe (PVT) Limited (Mabwe-Z). An additional $30,000 will be paid in five equal monthly installments beginning October 1, 2012. This deal resulted in the forgiveness of $132,917 of the debt owed. Further upon completion of the retitling of the asset into the name of Mabwe-Z the asset of the Dodge Mine Blocks 1-6 ($433,000) and the remaining liability ($57,000) will be transferred to Mabwe-Z to support continuing operations and revenue generating activities.

On June 28, 2012 FINRA approved the 14c filed by Mabwe. The charter was amended to allow for the issuance of additional stock and stock was issued to the Company in the amount of 79,078,817 shares (post 1:10 reverse split) giving the Company an 80% interest in Mabwe.

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

JUNE 30, 2012 AND 2011 (UNAUDITED)

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

Going Concern

As shown in the accompanying condensed consolidated financial statements the Company has incurred recurring losses of $281,369 and $181,776 for the six months ended June 30, 2012 and 2011, respectively, and has incurred a cumulative loss of $11,665,871 since inception (January 14, 1998). The Company has a working capital deficit in the amount of $1,526,742 as of June 30, 2012. The Company is currently in the development stage and has recently merged the gold mining business of TAG and Mabwe into their Company in addition to the OCT and NIR technology for which they currently hold exclusive licenses for dental applications.

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

JUNE 30, 2012 AND 2011 (UNAUDITED)

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

The Company owns 80% of Mabwe Minerals Inc. The 20% noncontrolling interest is reflected in the condensed consolidated financial statements.

Noncontrolling Interests

In accordance with ASC 810-10-45, Noncontrolling Interests in Consolidated Financial Statements, the Company classifies controlling interests as a component of equity within the balance sheets. The Company has retroactively applied the provisions in ASC 810-10-45 to the financial information for the period ended June 30, 2012. There was no activity from December 2, 2011 through June 30, 2012 in Mabwe, the Company’s majority-owned subsidiary.

RAPTOR RESOURCES HOLDINGS INC.

(A DEVELOPMENT STAGE COMPANY)

(FORMERLY LANTIS LASER INC.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012 AND 2011 (UNAUDITED)

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

JUNE 30, 2012 AND 2011 (UNAUDITED)

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

Uncertainty in Income Taxes

Under ASC 740-10-25 recognition and measurement of uncertain income tax positions is required using a “more-likely-than-not” approach. Management evaluates their tax positions on an annual basis and has determined that as of June 30, 2012 no additional accrual for income taxes is necessary.

Advertising Costs

The Company expenses the costs associated with advertising as incurred. Advertising expenses for the six months ended June 30, 2012 and 2011 are included in professional, consulting and marketing fees in the consolidated statements of operations.

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

JUNE 30, 2012 AND 2011 (UNAUDITED)

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

[PLEASE PROVIDE TABLE]

RAPTOR RESOURCES HOLDINGS INC.

(A DEVELOPMENT STAGE COMPANY)

(FORMERLY LANTIS LASER INC.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012 AND 2011 (UNAUDITED)

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

JUNE 30, 2012 AND 2011 (UNAUDITED)

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

JUNE 30, 2012 AND 2011 (UNAUDITED)

NOTE 2 -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements (Continued)

There were other updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

NOTE 3 -	FIXED ASSETS AND MINING RIGHTS

Fixed Assets:

Fixed assets as of June 30, 2012 (unaudited) and December 31, 2011 were as follows:

	Estimated	(Unaudited)
	Useful Lives	June 30,	December 31
	(Years)	2012	2011
Computer and medical equipment	3-5	$2,476	$2,476
Machinery	5	6,800	6,800
Software	3	-	-
		9,276	9,276
Less: accumulated depreciation		(1,670)	(248)
Fixed assets, net		$7,606	$9,028

There was $1,422 and $11,241charged to operations for depreciation expense for the six months ended June 30, 2012 and 2011, respectively. In October 2011, the Company sold equipment that had a net book value of $2,109 for $3,175 resulting in a gain of $1,066.

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

On January 9, 2012, TAG-Z expanded the property along the hydrothermal mountain range adding an additional 500 hectares bringing the total Dodge Mine property size to 623 hectares. The only cost expended was the acquisition of a prospecting license to determine feasibility of claim development recorded as exploration cost.

RAPTOR RESOURCES HOLDINGS INC.

(A DEVELOPMENT STAGE COMPANY)

(FORMERLY LANTIS LASER INC.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012 AND 2011 (UNAUDITED)

NOTE 3 -	FIXED ASSETS AND MINING RIGHTS (CONTINUED)

On June 1, 2012 entered into a contract renegotiation with the owner of Dodge Mines Blocks 1-6 , Chiroswa Syndicate related to the previous agreement for the $433,000 in installment payments of the Dodge Mine blocks 1-6, located in Zimbabwe. Under the new terms of this deal Chiroswa has accepted 45,000 shares of Preferred Convertible Series B stock (each share is convertible into 50 shares of Common Stock of Raptor Resources Holdings Inc. (RRHI) and 25 shares Common Stock of majority owned Mabwe Minerals Inc (MBMI)). The deal was secured with a $3,000 down payment with $27,000 due upon the retitling of the Dodge Mine blocks 1-6 into the Name of Mabwe Minerals Zimbabwe (PVT) Limited(Mabwe-Z). An additional $30,000 will be paid in five equal monthly installments commencing October 1, 2012. This deal resulted in the forgiveness of $132,917 of the debt owed. Further upon completion of the retitling of the asset into the name of Mabwe-Z the asset of the Mine blocks ($433,000) and the remaining liability ($57,000) will be transferred to Mabwe-Z to support continuing operations and revenue generating activities.

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

Interest expense on the Original Noteholders Convertible Notes for the six months ended June 30, 2012 was $20,358 and $22,108, respectively and $198,882 is accrued at June 30, 2012. A total of $404,413 of accrued interest was converted into common stock at the time of the note conversions in 2010 and 2011.

RAPTOR RESOURCES HOLDINGS INC.

(A DEVELOPMENT STAGE COMPANY)

(FORMERLY LANTIS LASER INC.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012 AND 2011 (UNAUDITED)

NOTE 4 -	CONVERTIBLE NOTES (CONTINUED)

Original Noteholders (Continued)

As a result of the Company’s failure to timely pay the interest in May 2009, the convertible notes are in technical default. Therefore, the Company has reclassified the debt to current liabilities. The summary of the Convertible Notes is as follows at June 30, 2012:

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

Interest expense on the Asher Enterprise Convertible Note for the three and six months ended June 30, 2012 was $0 and $869. The Asher Enterprise Convertible Note has $0 remaining principal balance.

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

As of June 30, 2012, the remaining principal balance is $150,000.

NOTE 6 -	RELATED PARTY LOANS

The Company has unsecured loans with two of its directors. There was $149,017 outstanding in May 2011. These loans were made to fund the Company with working capital during the development stage. The loans are accruing interest at a rate of 5% per annum. Interest expense during the six months ended June 30, 2012 was $0 and $3,375. These loans were converted into Convertible Notes (see Note 5).

RAPTOR RESOURCES HOLDINGS INC.

(A DEVELOPMENT STAGE COMPANY)

(FORMERLY LANTIS LASER INC.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012 AND 2011 (UNAUDITED)

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

 As of June 1, 2012, this deal has been restructured. Under the new terms of this deal the prior owner of Chiroswa Syndicate accepted 45,000 shares of Preferred Convertible Series B stock (each share is convertible into 50 shares of Common Stock of the Company (RRHI) and 25 shares of Common Stock of majority owned Mabwe Minerals Inc (MBMI)). The deal was secured with a $3,000 down payment with $27,000 due upon the retitling of the Dodge Mine Blocks 1-6 into the name of Mabwe Minerals Zimbabwe (PVT) Limited. An additional $30,000 will be paid in five equal monthly installments commencing October 1 2012. This deal resulted in the forgiveness of $132,917 of the debt owed.

As of June 30, 2012, there is $57,000 outstanding under this note.

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

JUNE 30, 2012 AND 2011 (UNAUDITED)

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

The $80,000 that remains outstanding to Lawrence Livermore is accrued for as of June 30, 2012.

RAPTOR RESOURCES HOLDINGS INC.

(A DEVELOPMENT STAGE COMPANY)

(FORMERLY LANTIS LASER INC.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012 AND 2011 (UNAUDITED)

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

There were no amounts outstanding to LightLab as of June 30, 2012.

University of Florida

On May 31, 2007, the Company entered into an exclusive licensing agreement for the field of dentistry with The University of Florida Research Foundation for novel technology relevant to the imaging probe of its Dental Imaging System. The Agreement carries a $1,000 initial licensing fee with royalty payments to commence in 2008.

The Company has paid the minimum fees in 2008 and the minimum royalty for 2009, amounting to $630 originally due by December 31, 2009 has been deferred until the first anniversary of the first commercial sale and is in accounts payable as it is unpaid as of June 30, 2012. The Company did pay some patent fees in 2009, 2010 and 2011 to the University of Florida. In addition, the first year of sale under the agreement has been amended to 2012 from 2009.

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

JUNE 30, 2012 AND 2011 (UNAUDITED)

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

Common Stock and Preferred Stock

As of June 30, 2012, the Company has 990,000,000 shares of common stock authorized with a par value of $.001. On December 9, 2004, Lantis Laser Inc. increased the authorized shares from 250,000,000 to 990,000,000. Lantis Laser Inc. also removed the 1,000,000 shares of preferred stock from its charter, and on January 23, 2007, amended its articles of incorporation to create a class of preferred stock, and authorized the issuance of 10,000,000 shares of preferred stock at $.001 par value. On January 24, 2012, the Company amended its articles of incorporation to authorize the issuance of 3,000,000 shares of Series A preferred stock, par value $.001. Each share of Series A preferred stock to have 300 votes and to vote with the holders of common stock on all matters which require a vote of the shareholders. 1,000,000 shares of Series A preferred stock has been issued for services in the six months ended June 30, 2012.

RAPTOR RESOURCES HOLDINGS INC.

(A DEVELOPMENT STAGE COMPANY)

(FORMERLY LANTIS LASER INC.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012 AND 2011 (UNAUDITED)

NOTE 10 -	STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED)

Common Stock and Preferred Stock

As of June 30, 2012, the Company has authorized 2,500,000 shares of Preferred Convertible Series B stock. Each share is convertible into 50 shares of Common Stock of the Company (RRHI) and 25 shares of Common Stock of majority owned Mabwe Minerals Inc (MBMI)). On June 26, 2012 the Company issued 210,000 shares of this Preferred Convertible Series B stock for cash, including the 45,000 shares of stock that were issued in conjunction with the Dodge Mine Blocks 1-6 contract restructuring.

The Company has the following issued and outstanding shares of its capital stock as of June 30, 2012: 382,481,456 shares of common stock, 1,000,000 shares of Series A preferred stock and 210,000 shares of Preferred Convertible Series B Stock.

During the six months ended June 30, 2012, the Company issued:

3,400,856 shares of common stock for $95,500 at prices ranging between $0.022 and $0.03 for an average of $.028 per share. In addition to these shares, the Company issued 1,571,834 warrants to these investors.

The Company also issued 875,000 shares of common stock for services valued at $20,375.

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

JUNE 30, 2012 AND 2011 (UNAUDITED)

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

JUNE 30, 2012 AND 2011 (UNAUDITED)

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

In February 2012, the Company granted a total of 1,088,000 warrants along with shares of common stock in exchange for cash, and in April 2012, the Company granted 483,834 warrants along with shares of common stock in exchange for cash.

RAPTOR RESOURCES HOLDINGS INC.

(A DEVELOPMENT STAGE COMPANY)

(FORMERLY LANTIS LASER INC.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012 AND 2011 (UNAUDITED)

NOTE 10 -	STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED)

Warrants (Continued)

The following is a breakdown of the warrants:

Warrants	Exercise Price	Date Issued	Term

3,250,000	$0.075	9/28/2006	8 Years
1,372,400	$0.075	9/28/2006	8 Years
178,750	$0.075	9/28/2006	8 Years
6,737,333	$0.075	5/1/2007	8 Years
2,947,583	$0.075	5/17/2007	8 Years
14,400,000	$0.075	5/23/2011	5 Years
1,088,000	$0.075	2/7/2012	2 Years
483,834	$0.075	4/10/2012	2 Years

Total: 30,457,900

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

At June 30, 2012, deferred tax assets consist of the following:

Net operating losses	$3,708,493

Valuation allowance	(3,708,493)

$-

RAPTOR RESOURCES HOLDINGS INC.

(A DEVELOPMENT STAGE COMPANY)

(FORMERLY LANTIS LASER INC.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012 AND 2011 (UNAUDITED)

NOTE 11 -	PROVISION FOR INCOME TAXES (CONTINUED)

At June 30, 2012, the Company had a net operating loss carryforward in the amount of $10,907,331 available to offset future taxable income through 2032. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods. A reconciliation of the Company’s effective tax rate as a percentage of income before taxes and federal statutory rate for the periods ended June 30, 2012 and 2011 is summarized as follows:

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

JUNE 30, 2012 AND 2011 (UNAUDITED)

NOTE 13 -	FAIR VALUE MEASUREMENTS (CONTINUED)

The following table represents the fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2012:

	Level 1	Level 2	Level 3	Total

Investment	-	150,000	-	150,000
Convertible notes	-	-	559,500	559,500

NOTE 14 -	RELATED PARTY ADVANCES

The Company was advanced $5,150, net of repayments through June 30, 2012 from its CEO. These unsecured advances have no terms of repayment, are interest free and due on demand.

NOTE 15 -	SUBSEQUENT EVENTS

On July 31, 2012 Chiroswa Syndicate entered into a deal to transfer mineral rights, Dodge Mine blocks 1-6, where the rights were restructured to be the basis of industrial mineral mining operations as the core operating business line of majority owned subsidiary Mabwe Minerals Inc. The deal will result in the transfer of a $376,000 net asset from the Company to Mabwe Z currently stated as Land Dodge Mines (mining rights) and the related liability.

On August 15, 2012, 17,000 shares of Series B Convertible Preferred stock of the Company were issued for cash to two shareholders in equal amounts.

The Company entered into an Exchange Agreement dated August 16, 2012, pursuant to which they purchased through its majority-owned subsidiary, Mabwe Minerals Inc., 49% of Mabwe Minerals Zimbabwe (Private) Limited (“Mabwe Z”) for 25,000 restricted shares of the Company’s Series B Convertible Preferred Stock. The Company’s purchase of Mabwe Z meets the Zimbabwe Indigenous Law requiring 51% local Zimbabwe ownership of companies in companies jointly owned with foreign persons. The Company intends to have Mabwe Z conduct mining and commercial sales of industrial minerals and metals in Zimbabwe, with the initial focus being Barite. Despite holding only 49% of Mabwe Z, the Company will consolidate the financial statements as Mabwe Z is considered to be a variable interest entity, as the 51% owner is an officer and director of both the Company and the majority owned subsidiary Mabwe, and the Company influences financial decision making for Mabwe Z.

On July 1, 2012, the Company issued to four individuals, 210,000 shares of Series B Convertible Preferred Stock each. These shares were issued to these individuals for services to be rendered for the period July 1, 2012 through June 30, 2013. The shares may not be converted until July 1, 2013 into common shares of the Company (50:1) and Mabwe (25:1). The Company will record this as deferred compensation and expense over the twelve month period. The value of the Series B Convertible Preferred Stock is $1 per share, total of $840,000.

On July 18, 2012, the Company issued 125,000 shares of it’s of common stock for services rendered in the third quarter of 2012 at a stated value of $1,750 based on the closing trading price at the time of issuance.

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

Results of Operations

Three and Six Months Ended June 30, 2012 Compared to Three and Six Months Ended June 30, 2011.

The following is derived from, and should be read in conjunction with, our condensed consolidated financial statements, and related notes for the three and six months ended June 30, 2012 and 2011.

Operating revenues. We are a development stage company. To date, we have not generated any operating revenues, nor have we generated operating revenues since our inception in February 1998. Development of our OCT and NIR dental imaging products by our wholly owned subsidiary, Lantis Laser, Inc., can only recommence upon adequate funding being found to complete development and after receiving FDA clearance to market them. Our other wholly owned subsidiary, TAG Minerals Inc. has not yet commenced its own mining activities and it has not yet received any revenue from its 10% ownership of Slashwood Mining acquisition. Operating revenues are expected to be recognized in the first quarter of 2013 as a result of operations of our majority owned subsidiary, Mabwe Minerals Inc.

Net loss from operations. For the three months ended June 30, 2012, our net loss from operations was $198,973 compared to $102,022 for the same period in the prior year, representing an increased loss of $96,951 or 95%. The increase in our loss from operations was mainly due to the accrual of compensation to individuals in accordance with their employment agreements and increased professional fees, travel expense and other administrative expenses due to business development trips to Zimbabwe and corporate restructuring. Professional, consulting and marketing fees increased to $61,160 in the three months ended June 30, 2012 as compared to $40,815 in the same period last year.

For the six months ended June 30, 2012, our net loss from operations was $393,928 compared to $121,100 for the same period in the prior year, representing an increase of $272,828 or 125%. The increase in our loss from operations was mainly due to the accrual of compensation to individuals in accordance with their employment agreements and increased professional fees, travel expense and other administrative expense due to business development trips to Zimbabwe and corporate restructuring. Professional, consulting and marketing fees increased to $139,017 in the six months ended June 30, 2012 as compared to $49,953 in the same period last year.

Total other expenses (income). Other income was $122,738 for the three months ended June 30, 2012, compared to other expense of $22,893 for the three months ended June 30, 2011. This income was due to the gain of $132,917 related to the restructuring of the Chiroswa Syndicate Dodge Mine Blocks 1-6 contract.

Other income was $112,559 for the six months ended June 30, 2012, compared to other expense of $60,676 for the six months ended June 30, 2011. This income was due to the gain of $132,917 related to the restructuring of the Chiroswa Syndicate Dodge Mine Blocks 1-6 contract.

Net loss. We had a net loss applicable to common shares of $76,235, or $0.00 per share, for the three months ended June 30, 2012, compared to a net loss applicable to common shares of $124,915 or $0.00 per share, for the same period in the prior year. The decrease in the net loss was principally due to the gain of $132,917 related to the restructuring of the Chiroswa Syndicate Dodge Mine Blocks 1-6 contract.

 We had a net loss applicable to common shares of $281,369, or $0.00 per share, for the six months ended June 30, 2012, compared to a net loss applicable to common shares of $181,776 or $0.00 per share, for the same period in the prior year. The increase in the net loss was principally due to the gain of $132,917 related to the restructuring of the Chiroswa Syndicate Dodge Mine Blocks 1-6 contract, offset by the increase in professional fees related to the corporate resturcturing.

Liquidity and Capital Resources

Total assets. On June 30, 2012, we had total assets of $649,571, compared to $607,100 on December 31, 2011.  Included in current assets is an investment of $150,000 representing the acquisition of 10% of Ontage. We had cash and cash equivalents of $53,465 on June 30, 2012 compared to $15,072 at December 31, 2011. Our fixed assets, which did not change significantly, were $7,606 on June 30, 2012, compared to $9,028 on December 31, 2011.

Total liabilities. We had total liabilities of $1,735,707 on June 30, 2012 compared to $1,704,802 for the period ended December 31, 2011, due primarily to increased interest expense, travel, legal and general and administrative expenses in connection with business development trips to Zimbabwe and corporate restructuring offset by the reduction in liability resulting from Dodge Mines Blocks 1-6 contract restructure. Accrued interest on convertible notes on June 30, 2012 was $198,882 compared to $178,519 at December 31, 2011. At June 30, 2012, we had a negative working capital of $1,526,742 compared to a negative working capital of $1,539,730 on December 31, 2011 due to increased interest expense, travel, legal and general and administrative expenses in connection with corporate restructuring offset by the reduction in liability resultant from Dodge Mines Blocks 1-6 contract restructure. There is no guarantee that we will be able to raise enough capital or generate revenues to sustain our operations. These conditions raise substantial doubt about our ability to continue as a going concern within the next 12 months.

Cash flow from operations. During the six months ended June 30, 2012, we had a negative cash flow from operations of $152,094 compared to negative cash flow from operations of $82,594 during the same period in the prior year. Our higher negative cash flow from operations was mainly due to the increase in accrued expenses, principally legal fees.

Cash flow from investing activities. We had no investing activities in equipment during the six month period ended June 30, 2012.

Cash flow from financing activities. During the six months ended June 30, 2012, we received $190,487 net cash from financing activities from compared to $85,100 in the same period in 2011. We received $260,500 proceeds from a private placement of our preferred convertible series B and common stock, net of fees, compared to $0 received in the same period in 2011.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

In March, April and May 2007, the Company issued 5% senior convertible three year notes to investors in the amount of $2,526,500, which equaled the gross proceeds raised by the Company (the “Convertible Notes”). The Convertible Notes are convertible to shares of the Company’s common stock anytime in the three-year period at a fixed conversion price of $.15. In May 2009, convertible notes in the principal amount of $125,000 were converted, at a fixed conversion rate of $.15 per share, into 833,334 shares of common stock. This conversion reduced the outstanding principal to a balance of $2,401,500. In an effort to reduce the liabilities of the Company, on July 1, 2010, the Company offered the Note holders the opportunity to convert their Notes to common stock at a price of $0.05 (originally a $0.15 conversion price), including any and all outstanding interest. In addition, the Company offered to reset the exercise price of the warrants attached to the Notes to $0.075 from $0.15, and to extend the warrants for a further three years from the original date for all warrant holders. Approximately 90% of note holders have agreed to accept the terms of the conversion. Through March 31, 2010, convertible notes in the principal amount of $2,117,000, including $404,413 of accrued interest, were converted to 42,340,000 shares of common stock. This conversion reduced the outstanding principal balance of the notes to $409,500.

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

Date: September 7, 2012

/s/ Al Pietrangelo
Al Pietrangelo, CEO and CFO

