Form 10-Q
period 2012-09-30
RAPTOR RESOURCES HOLDINGS INC.
filed 2012-11-19
CIK 1413299

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended

September 30, 2012

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: On November 8, 2012 the registrant had 382,606,456 shares of common stock issued and outstanding.

2

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RAPTOR RESOURCES HOLDINGS INC.

(A DEVELOPMENT STAGE COMPANY)

(FORMERLY LANTIS LASER INC.)

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012 (unaudited)

3

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Page(s)

CONDENSED CONSOLIDATED BALANCE SHEETS AS OF SEPTEMBER 30, 2012 (UNAUDITED) AND DECEMBER 31, 2011	F-2

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER, 2012 AND 2011 WITH CUMULATIVE TOTALS SINCE JANUARY 14, 1998 (INCEPTION) (UNAUDITED)	F-3

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) FOR THE PERIOD JANUARY 14, 1998 (INCEPTION) THROUGH SEPTEMBER 30, 2012	F-4

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011 WITH CUMULATIVE TOTALS SINCE JANUARY 14, 1998 (INCEPTION) (UNAUDITED)	F-5

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS SEPTEMBER 30, 2012 (UNAUDITED) AND 2011	F-6

RAPTOR RESOURCES HOLDINGS INC.

(FORMERLY LANTIS LASER INC.)
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2012 (UNAUDITED) AND DECEMBER 31, 2011

	SEPTEMBER 30,	DECEMBER 31,
ASSETS	2012	2011
Current Assets:	(UNAUDITED)
Cash and cash equivalents	$98,014	$15,072
Prepaid expenses	118,881	-
Investment	150,000	150,000

Total Current Assets	366,895	165,072

Fixed assets, net of depreciation	6,894	9,028

Other Asset:
Mineral rights	433,000	433,000

INTANGIBLE ASSETS
Goodwill	25,000	-
Total Intangible Assets	25,000	-

TOTAL ASSETS	$831,789	$607,100

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

LIABILITIES
Current Liabilities:
Accrued interest - convertible notes	$209,175	$178,519
Accounts payable and accrued expenses	945,799	656,633
Loan Payable - Other	41,608
Note payable - Dodge Mines	30,000	283,000
Related party payable	50	27,150
Convertible promissory note - related parties	150,000	150,000
Convertible notes payable, net of discount and beneficial conversion feature	409,500	409,500

Total Current Liabilities	1,786,132	1,704,802

Total Liabilities	1,786,132	1,704,802

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $.001 Par Value; 10,000,000 shares authorized

Preferred Series A Stock 3,000,000 shares authorized 1,000,000 issued and outstanding	1,000	-

Preferred Convertible Series B Stock; 2,500,000 shares authorized 1,092,000 issued and outstanding	1,092	-

Common stock, $.001 Par Value; 990,000,000 shares authorized and 382,481,456 and 378,205,600 shares issued and outstanding	382,606	378,205
Additional paid-in capital	10,123,913	8,639,808
Additional paid-in capital - warrants	1,294,347	1,268,787
Deferred compensation	(630,000)	-
Deficits accumulated during the development stage	(12,142,388)	(11,384,502)

Total Stockholders’ Equity (Deficit) - Raptor Resources Holdings Inc.	(969,430)	(1,097,702)

Noncontrolling interest in subsidiary	15,087	-

Total Stockholders’ Equity (Deficit)	(954,343)	(1,097,702)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$831,789	$607,100

RAPTOR RESOURCES HOLDINGS INC.

(FORMERLY LANTIS LASER INC.)

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

WITH CUMULATIVE TOTALS SINCE JANUARY 14, 1998 (INCEPTION)

					CUMULATIVE
					TOTALS SINCE
	THREE MONTHS ENDED		NINE MONTHS ENDED		INCEPTION
	SEPTEMBER 30,		SEPTEMBER 30,		JANUARY 14,
	2012	2011	2012	2011	1998

OPERATING REVENUES
Sales	$-	$-	$-	$-	$-

OPERATING EXPENSES

Research and development	99,219	-	99,219	-	2,229,125
Exploration costs	-	3,000	-	3,000	3,000
Wages and wage related expenses	312,300	75,000	476,700	107,055	1,638,736
Professional, consulting and marketing fees	42,102	22,127	181,119	72,080	4,981,487
Value of stock issued to secure puchase of Raptor	-	-	-	-	155,000
Other general and administrative expenses	51,602	29,409	140,690	57,260	855,963
Depreciation	711	5,744	2,134	16,985	138,592
Total Operating Expenses	505,934	135,280	899,862	256,380	10,031,903

LOSS BEFORE OTHER INCOME (EXPENSE)	(505,934)	(135,280)	(899,862)	(256,380)	(10,031,903)

OTHER INCOME (LOSS)

Amortization of debt issuance costs	-	-	-	-	(287,571)
Loss in investment under equity method	-	-	-	-	(167,664)
Gain on conversion of interest	-	-	-	524	524
Forgiveness of debt on conversion of debt to equity		-	132,917	-	132,917
Gain on sale of equipment	-	-	-	-	1,066
Interest expense - debt discount	-	-	-	-	(1,017,246)
Interest income (expense), net	(11,901)	(10,322)	(32,259)	(71,522)	(813,829)
Total Other Income (Expense)	(11,901)	(10,322)	100,658	(70,998)	(2,151,803)

COMBINED NET LOSS BEFORE PROVISION FOR INCOME TAXES	(517,835)	(145,602)	(799,204)	(327,378)	(12,183,706)

LESS NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTEREST	(41,318)	-	(41,318)	-	(41,318)
NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS OF RAPTOR RESOURCES HOLDINGS INC BEFORE PROVISION FOR INCOME TAXES	(476,517)	(145,602)	(757,886)	(327,378)	(12,142,388)
Provision for Income Taxes	-	-	-	-	-

NET LOSS APPLICABLE TO COMMON SHARES	$(476,517)	$(145,602)	$(757,886)	$(327,378)	$(12,142,388)

NET LOSS PER BASIC AND DILUTED SHARES	(0.00)	(0.00)	(0.00)	(0.00)	(0.15)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	382,583,358	352,645,550	381,479,578	252,394,175	78,797,730

RAPTOR RESOURCES HOLDINGS INC.

                                                                                                       (FORMERLY LANTIS LASER INC.)

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE PERIOD JANUARY 14, 1998 (INCEPTION) THROUGH SEPTEMBER 30, 2012

	Preferred Stock		Common Stock		Additional Paid-	Additional Paid-in Capital-	Deferred	Deficits Accumulated During the Development	Noncontrolling
	Shares	Amount	Shares	Amount	inCapital	Warrants	Compensation	Stage	Interest	Total

Balance - January 14, 1998	-	$-	-	$-	$-	$-	$-	$-	$-	$-

Shares issued to founders	-	-	200	200	87	-	-	-	-	287

Net loss for the period January 14, 1998
through December 31, 2003	-	-	-	-	-	-	-	(408,404)	-	(408,404)

Balance January 1, 2004	-	-	200	200	87	-	-	(408,404)	-	(408,117)

Shares issued in reverse merger	-	-	81,788,563	81,589	(81,876)	-	-	-	-	(287)

Shares issued in conversion of notes	-	-	3,211,250	3,211	256,318	-	-	-	-	259,529

Net loss for the year	-	-				-	-	(251,734)	-	(251,734)

Balance December 31, 2004	-	-	85,000,013	85,000	174,529	-	-	(660,138)	-	(400,609)

Net loss for the year	-	-	-	-	-	-	-	(347,397)	-	(347,397)

Balance December 31, 2005	-	-	85,000,013	85,000	174,529	-	-	(1,007,535)	-	(748,006)

Shares and warrants issued in private
placement, net of placement fees	-	-	5,850,000	5,850	307,507	208,143	-	-	-	521,500

Shares issued for services rendered	-	-	1,500,000	1,500	148,500	-	-	-	-	150,000

Warrants issued to former
noteholders	-	-	-	-	-	159,610	-	-	-	159,610

Warrants issued to consultant in
private placement	-	-	-	-	-	17,769	-	-	-	17,769

Adjust fair value of warrants issued
in private placement	-	-	-	-	-	114,930	-	-	-	-

Royalty fees forgiven by Lawrence
Livermore	-	-	-	-	380,000	-	-	-	-	380,000

Net loss for the year ended December 31, 2006
as previously reported	-	-	-	-	-	-	-	(771,352)	-	(771,352)

Prior period adjustment - correction of an error see Note 10	-	-	-	-	-	(114,930)	-	114,930	-	-

Net loss for the year ended December 31, 2006 as restated	-	-	-	-	-	-	-	(656,422)	-	(656,422)

Balance December 31, 2006	-	-	92,350,013	92,350	1,010,536	385,522	-	(1,663,957)	-	(175,549)

Warrants issued to placement agent	-	-	-	-	-	292,518	-	-	-	292,518

Warrants issued to convertible
noteholders	-	-	-	-	-	513,132	-	-	-	513,132

Beneficial conversion feature on convertible notes	-	-	-	-	505,300	-	-	-	-	505,300

Shares issued for services rendered (including prepaid services)	-	-	6,460,000	6,460	2,528,090	-	-	-	-	2,534,550

Exercise of warrants	-	-	163,375	163	40,584	(16,241)	-	-	-	24,506

Net loss for the year ended December 31, 2007	-	-	-	-	-	-	-	(2,174,069)	-	(2,174,069)

Balance December 31, 2007	-	-	98,973,388	98,973	4,084,510	1,174,931	-	(3,838,026)	-	1,520,388

Exercise of warrants	-	-	69,850	70	17,352	(6,944)	-	-	-	10,478

Shares issued for services rendered (including prepaid services)	-	-	1,075,000	1,075	228,425	-	-	-	-	229,500

Net loss for the year ended December 31, 2008	-	-	-	-	-	-	-	(4,572,358)	-	(4,572,358)

Balance December 31, 2008	-	-	100,118,238	100,118	4,330,287	1,167,987	-	(8,410,384)	-	(2,811,992)

Exercise of warrants	-	-	-	-	-	-	-	-	-	-

Shares returned to treasury and retired			(3,000,000)	(3,000)	3,000	-	-	-	-	-

Shares issued upon conversion from note payable			833,334	833	111,049	-	-	-	-	111,882

Shares issued for services rendered (including prepaid services)	-	-	2,250,000	2,250	160,250	-	-	-	-	162,500

Net loss for the year ended December 31, 2009	-	-	-	-	-	-	-	(1,375,669)	-	(1,375,669)

Balance December 31, 2009	-	$-	100,201,572	$100,201	$4,604,586	$1,167,987	$-	$(9,786,053)	$-	$(3,913,279)

Shares issued for services rendered (including prepaid services)	-	-	500,000	500	19,500	-	-	-	-	20,000

Shares issued upon conversion from note payable	-	-	39,173,333	39,173	2,289,514	-	-	-	-	2,328,687

Beneficial conversion feature on convertible notes	-	-	-	-	36,207	-	-	-	-	36,207

Net loss for the year ended December 31, 2010	-	-	-	-	-	-	-	(621,397)	-	(621,397)

Balance December 31, 2010	-	$-	139,874,905	$139,874	$6,949,807	$1,167,987	$-	$(10,407,450)	$-	$(2,149,782)

Shares issued for services rendered	-	-	11,150,000	11,150	186,068	-	-	-	-	197,218

Shares issued upon conversion from note payable and accrued interest	-	-	35,535,397	35,535	164,191	-	-	-	-	199,726

Shares issued for acquisition of Ontage Resources	-	-	5,000,000	5,000	145,000	-	-	-	-	150,000

Recapitalization due to reverse merger with TAG Minerals Inc.	-	-	165,000,000	165,000	(200,278)					(35,278)

Conversion of notes payable and accrued interest to warrants	-	-	-	-	921,666	100,800	-	-	-	1,022,466

Shares issued for cash	-	-	16,645,298	16,646	323,354	-	-	-	-	340,000

Shares issued to lender of Raptor	-	-	5,000,000	5,000	150,000	-	-	-	-	155,000

Net loss for the year ended December 31, 2011	-	-	-	-	-	-	-	(977,052)	-	(977,052)

Balance December 31, 2011	-	$-	378,205,600	$378,205	$8,639,808	$1,268,787	$-	$(11,384,502)	$-	$(1,097,702)

Shares issued for services rendered	1,000,000	1,000	-	-	-	-	-	-	-	1,000

Shares issued for services rendered	-	-	200,000	200	5,800	-	-	-	-	6,000

Shares issued for cash	-	-	2,175,333	2,175	39,061	19,764	-	-	-	61,000

Net loss for the three months ended March 31, 2012	-	-	-	-	-	-	-	(205,134)	-	(205,134)

Balance March 31, 2012	1,000,000	$1,000	380,580,933	$380,580	$8,684,669	$1,288,551	$-	$(11,589,636)	$-	$(1,234,836)

Shares issued for services rendered	-	-	675,000	675	13,700	-	-	-	-	14,375

Shares issued for conversion of debt	45,000	45	-	-	44,955	-	-	-	-	45,000

Shares issued for cash	165,000	165	-	-	164,835	-	-	-	-	165,000

Shares issued for cash	-	-	1,225,523	1,226	27,478	5,796	-	-	-	34,500

Acquisition of 80% of Mabwe Minerals Inc.	-	-	-	-	-	-	-	-	(33,940)	(33,940)

Net loss for the three months ended June 30, 2012	-	-	-	-	-	-	-	(76,235)	-	(76,235)

Balance June 30, 2012	1,210,000	$1,210	382,481,456	$382,481	$8,935,637	$1,294,347	$-	$(11,665,871)	$(33,940)	$(1,086,136)

Shares issued for services rendered	840,000	840	125,000	125	840,785	-	(630,000)	-	-	211,750

Shares issued for cash	17,000	17	-	-	16,983	-	-	-	-	17,000

Shares Issued in Equity Exchange - Mabwe Minerals Zimbabwe (PVT) LTD	25,000	25	-	-	24,975	-	-	-	-	25,000

Share of capital for Mabwe Minerals share issuances	-	-	-	-	305,270	-	-	-	-	305,270

Change in noncontrolling interest									49,027	49,027

Net loss for the three months ended September 30, 2012 attributable to Raptor Resources Holdings Inc	-	-		-	-	-	-	(476,517)	-	(476,517)

Balance September 30, 2012	2,092,000	$2,092	382,606,456	$382,606	$10,123,650	$1,294,347	$(630,000)	$(12,142,388)	$15,087	$(954,606)

RAPTOR RESOURCES HOLDINGS INC.

(FORMERLY LANTIS LASER INC.)

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

WITH CUMULATIVE TOTALS SINCE JANUARY 14, 1998 (INCEPTION)

			CUMULATIVE
	NINE MONTHS ENDED		TOTALS SINCE
	SEPTEMBER 30,		INCEPTION
	2012	2011	JANUARY 14, 1998
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(757,886)	$(327,378)	$(12,142,388)

Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	2,134	16,985	138,592
Noncontrolling interest adjustment	35,590	-	35,590
Amortization of debt issuance costs	-	-	287,571
Interest expense - debt discount	-	-	504,606
Interest expense - beneficial conversion feature	-	20,382	533,023
Gain on conversion of interest	-	(524)	(524)
Gain on sale of equipment	-	-	(1,066)
Forgiveness of debt on conversion of debt to equity	(132,917)		(132,917)
Loss on investment under equity method	-	-	167,664
License fees payable for research and development	-	-	605,000
Warrants issued to former noteholders and consultants	-	-	469,897
Common stock issued to secure acquisition of Raptor	-	-	155,000
Common stock issued for consulting services	127,155	20,468	1,203,423
Preferred stock issued for consulting services	211,000	-	211,000
Cash flow effect of reverse merger	-	(35,278)	(35,279)

Changes in assets and liabilities
Decrease (increase) in prepaid expenses	(118,881)	(6,000)	2,086,119
Increase (decrease) in accounts payable and and accrued expenses	289,166	144,1446	2,138,460
Accrued interest on convertible notes	30,656	33,299	540,066
Total adjustments	443,903	190,778	8,906,225

Net cash used in operating activities	(313,983)	(136,600)	3,236,163)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of fixed assets, net of disposals	-	(9,276)	(144,420)
Investment under equity method	-	-	(167,664)

Net cash used in investing activities	-	(9,276)	(312,084)

CASH FLOWS FROM FINANCING ACTIVITES
Proceeds from notes payable - other	41,608	80,000	318,608
Repayments made on note payable for Dodge Mines	(75,083)	-	(225,083)
Proceeds from exercise of warrants	-	-	34,984
Increase (decrease) in bank overdraft	-	-	-
Proceeds from convertible notes and warrants, net of debt issuance costs	-	-	2,284,310
Payments of license fee payable	-	-	(225,000)
Proceeds from private placement, net of fees (including cash received for shares to be issued) - preferred and common stock	457,500	276,250	1,319,000
Proceeds (payments) from related parties	(27,100)	5,350	139,442

Net cash provided by financing activities	396,925	361,600	3,646,261

NET INCREASE IN CASH AND CASH EQUIVALENTS	82,942	215,724	98,014

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	15,072	9,382	-

CASH AND CASH EQUIVALENTS - END OF PERIOD	$98,014	$225,106	$98,014

CASH PAID DURING THE PERIOD FOR:
Income taxes	$-	$-	$-
Interest expense	$-	$-	$93,517

SUPPLEMENTAL NONCASH INFORMATION:

Conversion of notes and interest for common stock, net of discounts and issuance costs	$-	$199,726	$2,936,031
Acquisition of Dodge Mines for Note Payable	$-	$-	$433,000
Conversion of license fee payable into capital	$-	$-	$380,000
Common stock issued to secure acquisition of Raptor	$-	$-	$155,000
Common stock issued for consulting services	$127,155	$20,468	$1,203,423
Preferred stock issued for consulting services	$1,810	$-	$1,000
Preferred stock issued for goodwill	$25,000	$-	$25,000
Warrants issued to former noteholders and consultants	$-	$-	$469,897
Common stock issued for acquistion	$-	$150,000	$150,000
Common stock issued for prepaid expenses	$-	$-	$2,205,000
Conversion of accrued expenses for note payable-related parties	$-	$-	$960,000

Conversion of note payable-related parties and accrued interest to warrants	$-	$1,022,466	$1,022,466
Noncontrolling interest - Mabwe Minerals, Inc.	$35,590	$-	$35,590
Conversion of Dodge Mines Note Payable for Preferred Stock	$45,000	$-	$45,000
Forgiveness of debt on conversion of debt to equity	$132,917	$-	$132,917
Effect of reverse merger with TAG Minerals, Inc.
Cash	$-	$24,771	$24,771
Accounts payable and accrued expenses	-	(50)	(50)
Effect on retained earnings	-	(60,000)	(60,000)
Cash flow effect from reverse merger	$-	$(35,279)	$(35,279)

RAPTOR RESOURCES HOLDINGS INC.

(A DEVELOPMENT STAGE COMPANY)

(FORMERLY LANTIS LASER INC.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012 AND 2011 (UNAUDITED)

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

SEPTEMBER30, 2012 AND 2011 (UNAUDITED)

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

SEPTEMBER 30, 2012 AND 2011 (UNAUDITED)

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

At the time of the Merger, the Board of Directors approved the conversion of an outstanding note for each officer totaling $960,000 plus accrued interest of $62,466 into 14,400,000 cashless warrants. The warrants have a term of five-years, with an exercise price of $0.075. The Company performed a black-scholes calculation to establish a value of $100,800 for the warrants.

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

SEPTEMBER 30, 2012 AND 2011 (UNAUDITED)

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

On December 2, 2011, the Company entered into a Stock Purchase Agreement (the “Agreement”) with Mabwe Minerals Inc. (f/k/a/Raptor Networks Technology, Inc.) (MBMI: OTCQB) (“Mabwe”) under which the Company issued 5,000,000 shares of its common stock to the lender of certain convertible notes of Mabwe, as incentive to convert their promissory notes into shares of common stock. As a result of this transaction, Mabwe issued 55% of the issued and outstanding shares of common stock to the Company, and thus Mabwe became a majority owned subsidiary of the Company, and under the terms of the Agreement, the officers and directors of Mabwe resigned. Al Pietrangelo, President and CEO of the Company, became President and CEO of Mabwe and be the sole member of the Board of Directors. Mabwe conducted a reverse split and issued additional shares of its common stock to allow the Company to hold 80% of its issued and outstanding common shares on a post-split basis.

On March 5, 2012, the Company amended its Articles of Incorporation to change its name to Raptor Resources Holdings Inc. to more clearly reflect its new focus on the mining of gold and other industrial minerals and to help build a new brand identity. The name change became effective March 28, 2012.

On June 1, 2012 the Company entered into a contract renegotiation with the owner of Dodge Mines Blocks 1-6 , Chiroswa Syndicate (“Chiroswa”) related to the previous agreement for the $433,000 in installment payments for the Dodge Mine blocks 1-6, located in Zimbabwe. Under the new terms of the contract with Chiroswa, Chiroswa accepted 45,000 shares of our Preferred Convertible Series B stock (each share is convertible into 50 shares of Common Stock of Raptor Resources Holdings Inc. (RRHI) and 25 shares of common stock of majority owned Mabwe Minerals Inc. (MBMI)). The Company paid $3,000 as a down payment with $27,000 due upon the retitling of the Dodge Mine Blocks 1-6 into the name of Mabwe Minerals Zimbabwe (PVT) Limited (Mabwe-Z). An additional $30,000 will be paid in five equal monthly installments beginning October 1, 2012. Under the terms of the amended contract with Chrioswa, it forgave $132,917 of the debt owed and agreed that upon completion of the retitling of the asset into the name of Mabwe-Z the asset of the Dodge Mine Blocks 1-6 ($433,000) and the remaining liability ($57,000) will be transferred to Mabwe-Z to support continuing operations and revenue generating activities.

On June 28, 2012 the charter of Mabwe increased the number of authorized shares of common stock. Mabwe issued to the Company an additional 79,078,817 shares of its common stock (post 1:10 reverse split) giving the Company at that time ownership of 80% of the issued and outstanding shares of Mabwe common stock.

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

SEPTEMBER 30, 2012 AND 2011 (UNAUDITED)

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

Going Concern

As shown in the accompanying condensed consolidated financial statements the Company has incurred attributable recurring losses of $757,886 and $327,378 for the nine months ended September 30, 2012 and 2011, respectively, and has incurred an attributable cumulative loss of $12,142,388 since inception (January 14, 1998). The Company has a working capital deficit in the amount of $1,419,237 as of September 30, 2012. The Company is currently in the development stage and has merged the gold mining business of TAG and the mining and distribution of non-gold metals and minerals of Mabwe into the Company in addition to the OCT and NIR technology for which they currently hold exclusive licenses for dental applications.

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

SEPTEMBER 30, 2012 AND 2011 (UNAUDITED)

NOTE 1 -	ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

The condensed consolidated financial statements do not include any adjustments relating to the carrying amounts of recorded assets or the carrying amounts and classification of recorded liabilities that may be required should the Company be unable to continue as a going concern.

NOTE 2 -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Development Stage Company

The Company is considered to be in the development stage as defined in ASC 915. The Company had previously devoted substantially all of its efforts to the development of its OCT technology. The Company is currently devoting a majority of its time to the exploration of gold and other minerals.

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

TAG Minerals Inc. on April 2, 2011 acquired a 49% interest in TAG – Z for a 33% interest in TAG. The remaining 51% ownership in TAG – Z is held by a Director of the Company, a Zimbabwe resident, Tapiwa Gurupira. TAG – Z will be the operating arm of TAG, initially, with the Company being the primary beneficiary of all the activities of its subsidiary, TAG, and its associated company TAG – Z.

As a result of this investment by TAG, TAG – Z has been identified by the Company as a VIE.

The Company as of September 30, 2012 owns 73% of Mabwe Minerals Inc. The 27% noncontrolling interest is reflected in the condensed consolidated financial statements. This dilution was due to the private placement sale of common stock by its subsidiary, Mabwe Minerals Inc., and stock issued for services rendered and to be rendered. Mabwe issued 11,525,000 shares of common stock diluting the interest of Raptor Resources Holdings Inc. from 80% last quarter to 73% this quarter.

Noncontrolling Interests

In accordance with ASC 810-10-45, Noncontrolling Interests in Consolidated Financial Statements, the Company classifies controlling interests as a component of equity within the balance sheets. The Company has retroactively applied the provisions in ASC 810-10-45 to the financial information for the period ended September 30, 2012. There was no activity from December 2, 2011 through June 30, 2012 in Mabwe, the Company’s majority-owned subsidiary. The Company’s controlling interest was reduced this quarter due to sale of stock through private placement and the issuance of stock for services rendered and to be rendered, The noncontrolling interest on a percentage basis increased by 7.45% to 27.31% of Mabwe Minerals Inc. The noncontrolling interest thus increased to balance of $15,087, The net asset share of the noncontrolling interest of $56,405 was offset by attributable losses of $41,318 compared to a June 30, 2012 net asset share (deficit) of ($6,787) with no attributable losses.

RAPTOR RESOURCES HOLDINGS INC.

(A DEVELOPMENT STAGE COMPANY)

(FORMERLY LANTIS LASER INC.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012 AND 2011 (UNAUDITED)

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

SEPTEMBER 30, 2012 AND 2011 (UNAUDITED)

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

SEPTEMBER 30, 2012 AND 2011 (UNAUDITED)

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

(Loss) Per Share Attributable to Common Shareholders of The Company

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

The following is a reconciliation of the computation for basic and diluted EPS:

	September 30, 2012	September 30, 2011	Cumulative Totals since January 14, 1998 (Inception)
Net loss Attributable to Common Shareholders of The Company	$(757,886)	$(327,378)	$(12,142,388)

Weighted-average common shares Outstanding (Basic)	381,479,578	252,394,175	78,797,730

Weighted-average common stock Equivalents

Convertible Notes	10,190,000	10,190,000	10,190,000
Preferred stock (Series B)	54,600,000	-	54,600,000
Warrants	30,457,900	28,886,066	30,457,900

Weighted-average commons shares
Outstanding (Diluted)	476,727,478	291,470,241	174,045,630

RAPTOR RESOURCES HOLDINGS INC.

(A DEVELOPMENT STAGE COMPANY)

(FORMERLY LANTIS LASER INC.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012 AND 2011 (UNAUDITED)

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

SEPTEMBER 30, 2012 AND 2011 (UNAUDITED)

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

SEPTEMBER 30, 2012 AND 2011 (UNAUDITED)

NOTE 2 -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements (Continued)

There were other updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

NOTE 3 -	FIXED ASSETS AND MINING RIGHTS

Fixed Assets:

Fixed assets as of September 30, 2012 (unaudited) and December 31, 2011 were as follows:

	Estimated Useful Lives (Years)	(Unaudited) September 30, 2012	December 31, 2011
Computer and medical equipment	3-5	$2,476	$2,476
Machinery	5	6,800	6,800
Software	3	-	-
Total		9,276	9,276
Less: accumulated depreciation		(2,382)	(248)
Fixed assets, net		$6,894	$9,028

There was $2,134 and $16,985 charged to operations for depreciation expense for the nine months ended September 30, 2012 and 2011, respectively. In October 2011, the Company sold equipment that had a net book value of $2,109 for $3,175 resulting in a gain of $1,066.

Mining Rights:

On September 19, 2011, TAG-Z, entered into a Sale of Shares Agreement whereby TAG-Z paid $433,000 in installments through November 30, 2012 for 100% of the Dodge Mine blocks 1-6, located in Zimbabwe. The property consists of three hydrothermal mountains representing 123 hectares containing multiple deposits of superior grade barite, limestone and talc based on the drilling reports that management received from the previous owner of the Dodge mine blocks. Along with the purchase of the Dodge Mine blocks 1-6, TAG-Z received 50% of the issued and outstanding shares of common stock of Chiroswa Minerals (PVT) Limited (“Chiroswa”), an inactive company originally formed to conduct mining operations on the Dodge Mine. Since Chiroswa is an inactive company, TAG-Z has canceled the Chiroswa shares it received under the Sale of Share Agreement and intends to conduct mining operations on the Dodge blocks itself.

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

SEPTEMBER 30, 2012 AND 2011 (UNAUDITED)

NOTE 3 -	FIXED ASSETS AND MINING RIGHTS (CONTINUED)

On June 1, 2012 entered into a contract renegotiation with the owner of Dodge Mines Blocks 1-6 , Chiroswa Syndicate, related to the previous agreement for the $433,000 in installment payments of the Dodge Mine blocks 1-6, located in Zimbabwe. Under amended terms of the contract Chiroswa accepted 45,000 shares of the Company's Preferred Convertible Series B stock (each share is convertible into 50 shares of Common Stock of Raptor Resources Holdings Inc. (RRHI) and 25 shares Common Stock of majority owned Mabwe Minerals Inc (MBMI)). The deal was secured with a $3,000 down payment with $27,000 due upon the retitling of the Dodge Mine blocks 1-6 into the Name of Mabwe Minerals Zimbabwe (PVT) Limited(Mabwe-Z). An additional $30,000 will be paid in five equal monthly installments commencing October 1, 2012. This transaction resulted in the forgiveness of $132,917 of the debt owed.

With the acquisition of MAB-Z the chief revenue producing asset of mining rights of the Dodge Mine Blocks 1-6 and the associated note payable were transferred from fully consolidated subsidiary of Raptor Resources Holdings Inc. TAG-Z to MAB-Z a fully consolidated variable interest entity of Mabwe Minerals Inc., majority owned subsidiary of Raptor Resources Holdings Inc., The value transferred to MAB-Z for the Mining rights of Dodge Mine blocks 1-6 has a book value of $433,000 offset by a note payable $57,000 at the time of transfer. This value of $376,000 in related party loans is further offset by net payment of expenses incurred by and paid on behalf of consolidating parent Raptor Resources Holdings Inc. Though the balance in the related party payable is nearly identical to that of the Dodge Mine Blocks Net asset there have been several invoices flow through the account in either direction they nearly zero out. The value of the Note Payable for the Dodge Mines at September 30, 2012 was $30,000, as the Company paid $27,000 during the quarter ended September 30, 2012. Also in this related party activity is the charge for the 25,000 shares of stock that were issued by Raptor Resources Holdings Inc.to acquire MAB-Z. This transaction has also resulted in recording of Goodwill on the books of MAB-Z, as the value of the 25,000 shares of Series B Preferred Convertible Stock of Raptor Resources Holdings Inc. has a value of $25,000.

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

Interest expense on the Original Noteholders Convertible Notes for the nine months ended September 30, 2012 and 2011 was $31,191 and $53,681, respectively and $209,175 is accrued at September 30, 2012. A total of $404,413 of accrued interest was converted into common stock at the time of the note conversions in 2010 and 2011.

RAPTOR RESOURCES HOLDINGS INC.

(A DEVELOPMENT STAGE COMPANY)

(FORMERLY LANTIS LASER INC.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012 AND 2011 (UNAUDITED)

NOTE 4 -	CONVERTIBLE NOTES (CONTINUED)

Original Noteholders (Continued)

As a result of the Company’s failure to timely pay the interest in May 2009, the convertible notes are in technical default. Therefore, the Company has reclassified the debt to current liabilities. The summary of the Convertible Notes is as follows at September 30, 2012:

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

Interest expense on the Asher Enterprise Convertible Note for the three and nine months ended September 30, 2012 was $0 and $869. The Asher Enterprise Convertible Note has $0 remaining principal balance.

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

As of September 30, 2012, the remaining principal balance is $150,000.

NOTE 6 -	RELATED PARTY LOANS

The Company has unsecured loans with two of its directors. There was $149,017 outstanding in May 2011. These loans were made to fund the Company with working capital during the development stage. The loans are accruing interest at a rate of 5% per annum. Interest expense during the nine months ended September 30, 2012 was $0 and $3,375. These loans were converted into Convertible Notes (see Note 5).

RAPTOR RESOURCES HOLDINGS INC.

(A DEVELOPMENT STAGE COMPANY)

(FORMERLY LANTIS LASER INC.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012 AND 2011 (UNAUDITED)

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

With the acquisition of MAB-Z the chief revenue producing asset of mining rights of the Dodge Mine Blocks 1-6 and the associated note payable were transferred from fully consolidated subsidiary of Raptor Resources Holdings Inc. TAG-Z to MAB-Z a fully consolidated variable interest entity of Mabwe Minerals Inc., majority owned subsidiary of Raptor Resources Holdings Inc., The value transferred to MAB-Z for the Mining rights of Dodge Mine blocks 1-6 has a book value of $433,000 offset by a note payable $57,000 at the time of transfer. This value of $376,000 in related party loans is further offset by net payment of expenses incurred by and paid on behalf of consolidating parent Raptor Resources Holdings Inc. Though the balance in the related party payable is nearly identical to that of the Dodge Mine Blocks Net asset there have been several invoices flow through the account in either direction they nearly zero out. The value of the Note Payable for the Dodge Mines at September 30, 2012 was $30,000, as the Company paid $27,000 during the quarter ended September 30, 2012. Also in this related party activity is the charge for the 25,000 shares of stock that were issued by Raptor Resources Holdings Inc.to acquire MAB-Z. This transaction has also resulted in recording of Goodwill on the books of MAB-Z, as the value of the 25,000 shares of Series B Preferred Convertible Stock of Raptor Resources Holdings Inc. has a value of $25,000.

NOTE 7 -	NOTE PAYABLE – OTHER

Effective July 26, 2012 Mabwe Minerals Zimbabwe (PVT) LTD entered into a one year financing short term loan agreement with Overseas Trade and Financing Limited for a line of $40,000 with accrued interest at the rate of 12% . The balance with interest and fees of $41,608 at September 30, 2012 must be fully repaid within 360 days of the effective date. Failure to pay as prescribed or duly extend loan period will result in the accrual of late charges at a rate of 6% per annum, Extension and drawdown fees are 1% and 2% respectively. As MAB-Z is a Variable Interest Entity (VIE) with respect to guidance under ASC 810-10-5 and is therefore reflected on consolidated financial statements.

NOTE 8 -	NOTE PAYABLE – DODGE MINES

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

 As of June 1, 2012, this transaction has been restructured. Under the new terms of this transaction the prior owner of Chiroswa Syndicate accepted 45,000 shares of Preferred Convertible Series B stock (each share is convertible into 50 shares of common stock of the Company and 25 shares of common stock of majority owned Mabwe Minerals Inc (MBMI)). The transaction was secured with a $3,000 down payment with $27,000 due upon the retitling of the Dodge Mine Blocks 1-6 into the name of Mabwe Minerals Zimbabwe (PVT) Limited. An additional $30,000 will be paid in five equal monthly installments commencing October 1 2012. This transaction resulted in the forgiveness of $132,917 of the debt owed.

With the acquisition of MAB-Z the chief revenue producing asset of mining rights of the Dodge Mine Blocks 1-6 and the associated note payable were transferred from fully consolidated subsidiary of Raptor Resources Holdings Inc. TAG-Z to MAB-Z a fully consolidated variable interest entity of Mabwe Minerals Inc., majority owned subsidiary of Raptor Resources Holdings Inc. The value transferred to MAB-Z for the mining rights of Dodge Mine blocks 1-6 has a book value of $433,000 offset by a note payable $57,000 at the time of transfer. This value of $376,000 in related party loans is further offset by net payment of expenses incurred by and paid on behalf of consolidating parent Raptor Resources Holdings Inc. Though the balance in the related party payable is nearly identical to that of the Dodge Mine Blocks Net asset there have been several invoices flow through the account in either direction they nearly zero out. The value of the Note Payable for the Dodge Mines at September 30, 2012 was $30,000, as the Company paid $27,000 during the quarter ended September 30, 2012. Also in this related party activity is the charge for the 25,000 shares of stock that were issued by Raptor Resources Holdings Inc.to acquire MAB-Z. This transaction has also resulted in recording of Goodwill on the books of MAB-Z, as the value of the 25,000 shares of Series B Preferred Convertible Stock of Raptor Resources Holdings Inc. has a value of $25,000.

NOTE 9 -	LICENSE AND ROYALTY FEES

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

RAPTOR RESOURCES HOLDINGS INC.

(A DEVELOPMENT STAGE COMPANY)

(FORMERLY LANTIS LASER INC.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012 AND 2011 (UNAUDITED)

NOTE 9 -	LICENSE AND ROYALTY FEES (CONTINUD)

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

The $80,000 that remains outstanding to Lawrence Livermore is accrued for as of September 30, 2012.

RAPTOR RESOURCES HOLDINGS INC.

(A DEVELOPMENT STAGE COMPANY)

(FORMERLY LANTIS LASER INC.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012 AND 2011 (UNAUDITED)

NOTE 9 -	LICENSE AND ROYALTY FEES (CONTINUED)

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

There were no amounts outstanding to LightLab as of September 30, 2012.

University of Florida

On May 31, 2007, the Company entered into an exclusive licensing agreement for the field of dentistry with The University of Florida Research Foundation for novel technology relevant to the imaging probe of its Dental Imaging System. The Agreement carries a $1,000 initial licensing fee with royalty payments to commence in 2008.

The Company has paid the minimum fees in 2008 and the minimum royalty for 2009, amounting to $630 originally due by December 31, 2009 has been deferred until the first anniversary of the first commercial sale and is in accounts payable as it is unpaid as of September 30, 2012. The Company paid some patent fees in 2009, 2010 and 2011 to the University of Florida. In addition, the first year of sale under the agreement has been amended to 2012 from 2009.

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

RAPTOR RESOURCES HOLDINGS INC.

(A DEVELOPMENT STAGE COMPANY)

(FORMERLY LANTIS LASER INC.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012 AND 2011 (UNAUDITED)

NOTE 9 -	LICENSE AND ROYALTY FEES (CONTINUED)

University of California – San Francisco (Continued)

First year of sales, or no later than 2012	$10,000
Second year	50,000
Third year	100,000
Fourth year	150,000
Fifth and subsequent years	200,000

The latest amendment deferred payment of the annual license maintenance fees due July 9, 2009, July 9, 2010 and July 9, 2011 ($5,000 per year for a total of $15,000) until May 31, 2012 and are included in accrued expenses.

NOTE 10 -	COMMITMENTS

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

NOTE 11 -	STOCKHOLDERS’ EQUITY (DEFICIT)

Common Stock and Preferred Stock

As of September 30, 2012, the Company has 990,000,000 shares of common stock authorized with a par value of $.001. On December 9, 2004, Lantis Laser Inc. increased the authorized shares from 250,000,000 to 990,000,000. Lantis Laser Inc. also removed the 1,000,000 shares of preferred stock from its charter, and on January 23, 2007, amended its articles of incorporation to create a class of preferred stock, and authorized the issuance of 10,000,000 shares of preferred stock at $.001 par value. On January 24, 2012, the Company amended its articles of incorporation to authorize the issuance of 3,000,000 shares of Series A preferred stock, par value $.001. Each share of Series A preferred stock has 300 votes and votes with the holders of common stock on all matters which require a vote of the shareholders. 1,000,000 shares of Series A preferred stock has been issued for services in the nine months ended September 30, 2012.

RAPTOR RESOURCES HOLDINGS INC.

(A DEVELOPMENT STAGE COMPANY)

(FORMERLY LANTIS LASER INC.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012 AND 2011 (UNAUDITED)

NOTE 11 -	STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED)

Common Stock and Preferred Stock

As of September 30, 2012, the Company has authorized 2,500,000 shares of Preferred Convertible Series B stock. Each share is convertible into 50 shares of common stock of the Company (RRHI) and 25 shares of common stock of majority owned Mabwe Minerals Inc (MBMI)).

The Company has 382,606,456 shares of common stock issued and outstanding as of September 30, 2012; 1,000,000 shares of Series A preferred stock and 1,092,000 shares of Preferred Convertible Series B Stock issued and outstanding as of September 30, 2012.

During the nine months ended September 30, 2012, the Company issued:

3,400,856 shares of common stock for $95,500 at prices ranging between $0.022 and $0.03 for an average of $.028 per share. In addition to these shares, the Company issued 1,571,834 warrants to these investors.

1,000,000 shares of common stock for services valued at $22,125.

1,000,000 shares of Series A Preferred Stock for services rendered valued at $1,000 and 840,000 shares of Series B Preferred Stock for compensation valued at $840,000. The compensation is to be earned for the period July 1, 2012 through June 30, 2013, and therefore as of September 30, 2012, $630,000 remains as deferred compensation with the balance of $210,000 expensed in the nine months ended September 30, 2012.

On July 18, 2012, the Company’s acquired a 49% interest of Mabwe Minerals Zimbabwe (PVT) LTD (MAB-Z) for 25,000 shares of Series B Convertible Preferred Stock of Raptor Resources Holdings Inc. The value of this transaction was $25,000, and was recorded as goodwill.

On June 26, 2012 the Company issued 210,000 shares of this Preferred Convertible Series B stock for cash, including the 45,000 shares of stock that was issued in conjunction with the Dodge Mine Blocks 1-6 contract restructuring.

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

RAPTOR RESOURCES HOLDINGS INC.

(A DEVELOPMENT STAGE COMPANY)

(FORMERLY LANTIS LASER INC.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012 AND 2011 (UNAUDITED)

NOTE 11 -	STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED)

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

RAPTOR RESOURCES HOLDINGS INC.

(A DEVELOPMENT STAGE COMPANY)

(FORMERLY LANTIS LASER INC.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012 AND 2011 (UNAUDITED)

NOTE 11 -	STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED)

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

RAPTOR RESOURCES HOLDINGS INC.

(A DEVELOPMENT STAGE COMPANY)

(FORMERLY LANTIS LASER INC.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012 AND 2011 (UNAUDITED)

NOTE 11 -	STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED)

Warrants (Continued)

The following is a breakdown of the warrants:

Warrants	Exercise Price	Date Issued	Term
3,250,000	$0.075	9/28/2006	8 Years
1,372,400	$0.075	9/28/2006	8 Years
178,750	$0.075	9/28/2006	8 Years
6,737,333	$0.075	5/1/2007	8 Years
2,947,583	$0.075	5/17/2007	8 Years
14,400,000	$0.075	5/23/2011	5 Years
1,088,000	$0.075	2/7/2012	2 Years
483,834	$0.075	4/10/2012	2 Years

Total: 30,457,900

The warrant agreements contain no clauses regarding adjustments to exercise price, net settlement provisions, and registration rights or liquidated damages clauses.

NOTE 12 -	PROVISION FOR INCOME TAXES

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

At September 30, 2012, deferred tax assets consist of the following:

Net operating losses	$3,870,509

Valuation allowance	(3,870,509)

RAPTOR RESOURCES HOLDINGS INC.

(A DEVELOPMENT STAGE COMPANY)

(FORMERLY LANTIS LASER INC.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012 AND 2011 (UNAUDITED)

NOTE 12 -	PROVISION FOR INCOME TAXES (CONTINUED)

At September 30, 2012, the Company had a net operating loss carryforward in the amount of $11,383,849 available to offset future taxable income through 2032. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods. A reconciliation of the Company’s effective tax rate as a percentage of income before taxes and federal statutory rate for the periods ended September 30, 2012 and 2011 is summarized as follows:

	2012	2011

Federal statutory rate	(34.0)%	(34.0)%

State income taxes, net of federal benefits	3.3	3.3

Valuation allowance	30.7	30.7

	0%	0%

NOTE 13 -	INVESTMENT

TAG Z acquired Ontage in July 2011. The only activity in Ontage is a 10% interest in Slashwood Mining. The value of the 10% ownership is valued at $150,000, which is the value of the 5,000,000 shares of common stock that the Company issued to acquire Ontage.

NOTE 14 -	FAIR VALUE MEASUREMENTS

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

RAPTOR RESOURCES HOLDINGS INC.

(A DEVELOPMENT STAGE COMPANY)

(FORMERLY LANTIS LASER INC.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012 AND 2011 (UNAUDITED)

NOTE 14 -	FAIR VALUE MEASUREMENTS (CONTINUED)

The following table represents the fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis as of September 31, 2012:

	Level 1	Level 2	Level 3	Total

Investment	-	150,000	-	150,000
Convertible notes	-	-	559,500	559,500

NOTE 15 -	ACQUISITION

Effective July 18, 2012, the Company’s acquired a 49% interest of Mabwe Minerals Zimbabwe (PVT) LTD (MAB-Z) for 25,000 shares of Series B Convertible Preferred Stock of Raptor Resources Holdings Inc. The value of this transaction was $25,000.

MAB – Z was essentially a newly formed entity. The $25,000 was recorded as goodwill. As MAB-Z is a Variable Interest Entity (VIE) with respect to guidance under ASC 810-10-5 and is therefore reflected on consolidated financial statements.

Net Assets Purchased
Goodwill	25,000
Purchase Price	$25,000

NOTE 16 -	SUBSEQUENT EVENTS

On October 26, 2012 majority owned subsidiary Mabwe Minerals secured a long term Barite Master Supplier Agreement (MSA) with a major gas & oilfield services provider for the delivery of 3 million metric tons of American Petroleum Institute (API) grade barite at a rate of 220,000 metric tons per year.

On October 29, 2012 majority owned subsidiary Mabwe Minerals acquired 25% of Zimbabwe's most experienced mining and construction company, WGB Kinsey & Company and completes organizational structure of its Zimbabwe operations for 5,000,000 shares of common stock of Mabwe Minerals recognized by both parties to have a value of $5,000,000. This issuance had a dilutive effect on the parents controlling interest thus reducing it by 2.82% to a controlling interest of 69.87%.

On October 31, 2012 majority owned subsidiary Mabwe Minerals Inc. issued 30,000 shares of common stock for accounting services rendered. This issuance had a negligible dilutive effect on the parent’s controlling interest.

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

TAG is a U.S.-based mineral resource acquisition, exploration and development company, with operations conducted through its operating affiliated company, TAG Minerals Zimbabwe (Private) Limited (“TAG-Z”). The company’s business is managed by its directors and officers who have mineral extraction and commercial experience. TAG’s strategy is to identify, acquire and exploit mineral properties that have potential. TAG is augmented by independent financial, geological, and mining professionals who advise the company on its mining and exploration projects throughout Zimbabwe, Africa.

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

On July 18, 2012 Mabwe Minerals Inc. acquired a 49% interest in Mabwe Minerals Zimbabwe (PVT) LTD (MAB-Z) with the issuance of 25,000 shares of Raptor Resources Holdings Inc. Series B Preferred Convertible Stock. Each share of Stock is convertible into 50 common shares of Raptor Resourses Holdings Inc. and 25 common shares of Mabwe Minerals Inc. both subject to a 1 year holding period. The remaining 51% ownership in MAB-Z is held by a Director of the Company, Zimbabwe resident, Tapiwa Gurupira (41% ownership) with the remaining portion owned by Asswell Gurupira (10% ownership). MAB-Z will be the operating arm of Mabwe Minerals, Inc, with the Company being the primary beneficiary of all the activities of its subsidiary, Mabwe Minerals Zimbabwe (PVT) LTD. MAB-Z is a Variable Interest Entity (VIE) with respect to guidance under ASC 810-10-5 and is therefore consolidated.

Results of Operations

Three and Nine Months Ended September 30, 2012 Compared to Three and Nine Months Ended September 30, 2011.

The following is derived from, and should be read in conjunction with, our condensed consolidated financial statements, and related notes for the three and six months ended June 30, 2012 and 2011.

Operating revenues. We are a development stage company. To date, we have not generated any operating revenues, nor have we generated operating revenues since our inception in February 1998. Development of our OCT and NIR dental imaging products by our wholly owned subsidiary, Lantis Laser, Inc., can only recommence upon adequate funding being found to complete development and after receiving FDA clearance to market. Our other wholly subsidiary, TAG Minerals Inc. has not yet commenced its mining activities and it has not yet received any revenue from its 100% acquisition of Ontage Resources Inc. resulting from its 10% interest in Slashwood Mining. Operating revenues are expected to be recognized in the first quarter of 2013 as a result of operations of majority owned Mabwe Minerals Inc.

Net loss from operations. For the three months ended September 30, 2012, our consolidated net loss from operations prior to elimination of non-controlling interest was $505,934 compared to $135,280 for the same period in the prior year, representing an increased loss of $370,654 or 374%. The increase in our loss from operations was mainly due to increased compensation expense for key individual contributors who received Preferred Series B Convertible Stock in this quarter for services rendered resulting in compensation of $210,000. Also start up costs incurred for MAB-Z were $99,219. Professional, consulting and marketing fees increased to $42,102 in the three months ended September 30, 2012 as compared to $22,127 in the same period last year.

For the nine months ended September 30, 2012, our consolidated net loss from operations prior to elimination of non-controlling interest was $899,862 compared to $256,380 for the same period in the prior year, representing an increase of $643,482 or 351%. The increase in our loss from operations was mainly due to the accrual of compensation to individuals in accordance with their employment agreements, increased compensation expense in the form of stock. Also, as the Company begins to prepare to start operations losses it expects to have increased research and development costs, professional fees, travel expenses and other administrative expense. Stock compensation for services for the three and nine months ended was $210,000. Research and development costs for the three and nine months ended were $99.219. Professional, consulting and marketing fees increased to $181,119 in the nine months ended September 30, 2012 as compared to $72,080 in the same period last year.

Total other expenses(income). Other expense was $11,901 for the three months ended September 30, 2012, compared to other expense of $10,322 for the three months ended September 30, 2011. Expense is attributable to accrued interest for the convertible notes.

Other income was $100,658 for the nine months ended September 30, 2012, compared to other expense of $70,998 for the nine months ended September 30, 2011. This income was due to the gain of $132,917 related to the forgiveness of debt related to the conversion of debt to equity.

Net loss. We had a net loss attributable to common shares of $476,517, or $0.00 per share, for the three months ended September 30, 2012, compared to a net loss attributable to common shares of $145,602 or $0.00 per share, for the same period in the prior year. Theincrease in the net loss is mainly related to the fact we have yet to commence operations and the expenses are accelerating ahead of commencement of operations. Additionally the consolidation of Mabwe Minerals and the acquisition of Mabwe Minerals Zimbabwe have resulted in further loss. The accrual of compensation to individuals in accordance with their employment agreements, increased compensation expense in the form of stock accounted for an increased loss of $210,000. Research and Development Costs for the three and nine months ended were $99.219. Professional, consulting and marketing fees increased to $181,119 in the nine months ended September 30, 2012 as compared to $72,080 in the same period last year.

 We had a net loss applicable to common shares of $757,886, or $0.00 per share, for the nine months ended September 30, 2012, compared to a net loss applicable to common shares of $327,378 or $0.00 per share, for the same period in the prior year. The increase in the net loss was principally due to the fact we have yet to commence operations and the expenses are accelerating ahead of commencement of operations. Additionally the consolidation of Mabwe Minerals and the acquisition of Mabwe Minerals Zimbabwe have resulted in further loss. The accrual of compensation to individuals in accordance with their employment agreements, increased compensation expense in the form of stock accounted for an increased loss of $210,000. Also as the Company begins to prepare to start operations losses are observed in increased research and development costs, professional fees, travel expense and other administrative expense due to corporate restructurings. Research and Development Costs for the three and nine months ended were $99.219. Professional, consulting and marketing fees increased to $181,119 in the nine months ended September 30, 2012 as compared to $72,080 in the same period last year.

Liquidity and Capital Resources

Total assets. On September 30, 2012, we had total assets of $831,789, compared to $607,100 on December 31, 2011.  Included in current assets is an investment of $150,000 representing the acquisition of 10% of Slashwood Mining held in Ontage. We had cash and cash equivalents of $98,014 on September 30, 2012 compared to $15,072 at December 31, 2011. Our fixed assets, which did not change significantly, were $6,984 on September 30, 2012, compared to $9,028 on December 31, 2011. Prepaid expense increased to $118,881on September 30, 2012 from $0 on December 31, 2011. This change was largely due to $57,525 was recorded as deferred compensation as a result of Mabwe Minerals Zimbabwe (PVT) LTD stock distributed for stock to be rendered. Goodwill was recorded as a result of related party activity is the charge for the 25,000 shares of stock that were issued by Raptor Resources Holdings Inc.to acquire MAB-Z. This transaction has also resulted in recording of Goodwill on the books of MAB-Z, as the value of the 25,000 shares of our Series B Preferred Convertible Stock has a value of $25,000.

Total liabilities. We had total liabilities of $1,786,132, on September 30, 2012 compared to $1,704,802 for the period ended December 31, 2011, due primarily to increased interest expense, travel, legal and general and administrative expenses in connection with corporate restructuring offset by the reduction in liability resultant from Dodge Mines Blocks 1-6 contract restructure. Accrued interest on convertible notes on September 30, 2012 was $209,175 compared to $178,519 at December 31, 2011. At September 30, 2012, we had a negative working capital of $1,419,237 compared to a negative working capital of $1,539,730 on December 31, 2011 due to increased interest expense, travel, legal and general and administrative expenses in connection with corporate restructuring offset by the reduction in liability resultant from Dodge Mines Blocks 1-6 contract restructure. There is no guarantee that we will be able to raise enough capital or generate revenues to sustain our operations. These conditions raise substantial doubt about our ability to continue as a going concern within the next 12 months.

Cash flow from operations. During the six months ended September 30, 2012, we had a negative cash flow from operations of $313,983 compared to negative cash flow from operations of $82,594 during the same period in the prior year. Our higher negative cash flow from operations was mainly due to increased outlay of cash as we incur development and start-up costs in our majority owned subsidiary and the increase in accrued expenses, principally legal fees.

Cash flow from investing activities. We had no investing activities in equipment during the six month period ended September 30, 2012.

Cash flow from financing activities. During the nine months ended September 30, 2012, we received $396,925 net cash from financing activities from compared to $85,100 in the same period in 2011. We received $277,500 proceeds from a private placement of our preferred convertible series B and common stock, net of fees, compared to $0 received in the same period in 2011. There was also the sale of 5,000,000 shares of common stock by way of private placement by our majority owned subsidiary, Mabwe Minerals. The total issuance raised $250,000 in cash.

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

Date: November 13, 2012

/s/ Al Pietrangelo
Al Pietrangelo, CEO and CFO

