Form 10-K
period 2012-12-31
RAPTOR RESOURCES HOLDINGS INC.
filed 2013-04-01
CIK 1413299

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[Mark One]

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2012

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

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

As of March 18, 2013, the aggregate market value of all voting and non-voting common equity held by non-affiliates was $1,648,475.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

As of March 15, 2013, 384,206,456 shares of common stock, $0.001 par value per share, were issued and outstanding.

Documents Incorporated by Reference: None

RAPTOR RESOURCES HOLDINGS INC.

10-K ANNUAL REPORT

For the Fiscal Year Ended December 31, 2012

TABLE OF CONTENTS

		Page

PART I
Item 1.	Business	2
Item 1A.	Risk Factors	6
Item 1B.	Unresolved Staff Comments	10
Item 2.	Properties	10
Item 3.	Legal Proceedings	10
Item 4.	Mine Safety Disclosures	10
PART II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	10
Item 6.	Selected Financial Data	11
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	18
Item 8.	Financial Statements and Supplementary Data	18
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	18
Item 9A.	Controls and Procedures	19
Item 9B.	Other Information	20
PART III
Item 10.	Directors, Executive Officers and Corporate Governance	20
Item 11.	Executive Compensation	21
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	22
Item 13.	Certain Relationships and Related Transactions, and Director Independence	23
Item 14.	Principal Accounting Fees and Services	23
PART IV
Item 15.	Exhibits, Financial Statement Schedules	25
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

On April 22, 2011, through a reverse triangular merger, we acquired both TAG Minerals Inc. ("TAG") and its 49%-owned operating subsidiary, TAG Minerals Zimbabwe (Private) Limited. TAG became our second wholly-owned subsidiary. We issued 50% of our outstanding shares at the date of the merger to TAG's shareholders and our existing directors resigned and become the directors of Lantis New Jersey. Lantis New Jersey focused on our dental technology business. Our main focus is the mining of gold and other industrial minerals.

Through our operating affiliate, TAG Minerals Zimbabwe (PVT) Ltd. ("TAG-Z"), we entered into a Sale of Shares Agreement dated September 19, 2011, pursuant to which TAG-Z, for a total cash payment of $433,000, paid in installments through November 30, 2012, purchased 100% of the mineral assets of Dodge mine blocks 1-6, located in Zimbabwe. The transfer of all six blocks has been completed. The property consists of three hydrothermal mountains representing 123 hectares containing multiple deposits of superior grade barite, limestone and talc based on the drilling reports that management received from the previous owner of the Dodge mine blocks. We believe that in light of the significant recent oil and gas discoveries off the coast of neighboring Mozambique and new drilling contracts expected in the Middle East, Central Africa, South Africa and Western Australia the high grade barite alone, which serves as a weighting agent for drilling fluids in oil and gas drilling applications, will be of significant future cash value to us. Along with the purchase of Dodge mine blocks 1-6 TAG-Z received 50% of the issued and outstanding shares of common stock of Chiroswa Minerals (PVT) Limited ("Chiroswa"), an inactive company originally formed to conduct mining operations on the Dodge mine. Since Chiroswa is not an operating company TAG-Z has canceled the Chiroswa shares it received under the Sale of Share Agreement and intends to conduct mining operations on the Dodge blocks itself.

On December 5, 2011, we entered into a Stock Purchase Agreement, dated effective as of December 2, 2011 (“Stock Purchase Agreement”), with Raptor Networks Technology, Inc. (RPTN.QB) (“Raptor”) pursuant to which we issued 5,000,000 restricted shares of our common stock to the holder of certain Raptor convertible notes, California Capital Equity, LLC, and we received 109,928,311 restricted shares of Raptor's common stock or 55% of its issued and outstanding shares of common stock. We effected a 1:10 reverse stock split, acquired 80% of the fully diluted shares of Raptor's common stock on a post-split basis, changed the name of Raptor to Mabwe Minerals Inc. have Raptor engaged in the exploration and mining of gold and other industrial minerals and ceased any involvement with the historical business of Raptor. Raptor is a majority owned subsidiary of Lantis.

On March 5, 2012 we amended our Articles of Incorporation to change our name to Raptor Resources Holdings Inc. ("we" or “the Company”) to more clearly reflect our new focus on the mining of gold and other industrial minerals and to help build a new brand identity.

On December 17, 2012 we entered into a settlement and restructuring agreement with PAX ORAL IMAGING INC. (“POII”) and former principals Stan Baron (former Chief Executive Officer of Lantis Laser Inc.) and Craig Gimbel (former Executive Vice President of Lantis Laser Inc.) to acquire their interest in the Company (54,358,923 shares of common stock collectively), terminated their employment agreements with the Company, extinguished certain liabilities owed by the Company to Baron and Gimbel and obtained an option to purchase their 14,400,000 warrants. As a result of this agreement, all licenses, contract rights, trademarks, patents, copyrights and assets related to the Near Infrared Technology Business in which Lantis was currently engaged, including OCT and NIR, were transferred to POII. As further consideration, Baron and Gimbel were issued a combined 3,000,000 shares of common stock of Mabwe Minerals Inc. (MBMI), our majority owned subsidiary.

On October 27, 2012, the Company, MAB-Z, and WGB Kinsey & Company (“Kinsey”) entered into an Equity Exchange Agreement (“Equity Exchange Agreement”). In accordance with the Equity Exchange Agreement, the Company issued 5,000,000 shares of their common stock to Kinsey in exchange for a 25% ownership for MAB-Z in Kinsey. Additionally, should the value of the 5,000,000 shares of common stock fail to be valued at $5,000,000 on December 31, 2013, the Company must issue additional shares of common stock to achieve that value for Kinsey. The common shares issued have been valued at $500,000, as the price of MBMI common stock was trading at $0.10 per share, and no valuation has been provided for Kinsey at this time. Kinsey, based in Zimbabwe, Africa, has operated since 1955 in the mining and construction industry. They own their own mining equipment, including a fleet of articulated dump trucks, front and wheeled loaders, excavators, dozers and graders. With both open pit and open cast mining experience ranging from chrome to platinum to gold, they possess all the experience necessary to efficiently perform all the mining operations at the Dodge Mines.

On December 31, 2012, the July 2011 TAG-Z acquisition of 100% of the capital stock of Ontage has been deemed to be worthless. The investment has been deemed worthless because Ontage, a wholly owned subsidiary of TAG-Z a consolidated variable interest entity of the Company, has as its only activity the acquisition of a 10% stake in an existing operating gold mining producer, Slashwood Mining. The Company has permanently impaired the investment in Slashwood Mining, originally valued at $150,000 to $0 thus determining that it was necessary to recognize a loss of $150,000 related to the write-off of the investment.

Lantis Laser, Inc.

The first product we developed and planned to market, after obtaining FDA clearance, was a diagnostic dental imaging device based on a light-based technology known as optical coherence tomography or OCT System. Under the December 17, 2102 agreement we transferred exclusive rights of OCT to POII for diagnostic applications in dentistry in terms of our license agreement with Lawrence Livermore National Laboratories (“Livermore”). We had a license agreement with LightLab Imaging for a portfolio of enabling patents relating to the scanning of tissue. This license terminated in July 2010 and LightLab did not want to renew it at that time, as it had recently been acquired. They indicated that this decision could be reviewed once Lantis was closer to commercialization of its OCT System for dental application. We also have an exclusive license with University of Florida for a patented technology relating to the probe scanner which may be deployed in the OCT System. As a result of the December 17, 2012 agreement the exclusive license was transferred to POII. In July 2008 we signed an exclusive agreement with The Regents of California for a patent pending technology called “Nearinfrared Transillumination for the Detection of Tooth Decay” or NIR System. This technology is synergistic with OCT as both modalities use the same light source but provide different views of oral structures. As a result of the December 17, 2012 agreement the exclusive license was transferred to POII. We believe that NIR may be integrated with the OCT System in the form of a chair-side platform and that it also could be sold separately as a stand-alone diagnostic imaging aid. Before these devices can be marketed, however, FDA approval is needed.

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

Our S-1 filing for our stock registration was declared effective on February 17, 2009. In 2009 we moved our stock quotation from the Pink Sheets to the Bulletin Board and since then we have been a fully reporting company.

We defaulted in May 2009 and May 2010 on the interest payment due to note holders on the 5% convertible notes which were issued in 2007. In terms of the note, in the event of default the interest increased from 5% to 10%. Provision for the interest payable to December 31, 2012 amounting to $191,359 has been included in the financial statements.

As a result of the company’s failure to timely pay the interest, the convertible notes are in technical default. Therefore, in 2009 the company has reclassified the debt to current liabilities. In an effort to reduce the liabilities of the company, on July 1, 2010 the company offered note holders the opportunity to convert their notes to common stock at $0.05 per share including any and all outstanding interest that has been accrued from the original $0.15 conversion price. In addition, the company offered to reset the exercise price of the warrants that were issued with the Notes to $0.075 from $0.25 and extend the warrants for a further three years from the original date of issue for all warrant holders. Through December 31, 2012, convertible notes of $2,002,000, including $414,797 of accrued interest was converted to 40,673,333 shares of common stock. The outstanding principal balance of unconverted notes as of December 31, 2012 was $349,500.

Lantis Laser, Inc. Licenses and Patents

Under the exclusive agreement with Livermore the rights exist to applications and methods, and to make, use and sell products, generally described as OCT, for use in the dental field incorporating technology covered by their respective patents. The license includes a portfolio of seven patents from Livermore. The licenses from Livermore terminate upon expiration or abandonment of the patents. Livermore can terminate the licenses earlier if there is a material breach of the license agreement and there is a failure to cure such breach. The Company paid Livermore an initial license fee of $175,000 and agreed to pay an annual royalty up to 6%. The minimum royalty payments are $20,000, $20,000, $20,000, $60,000, $100,000 and $250,000 for 2008, 2009, 2010, 2011, 2012 and from 2013 through expiration, respectively. The Company paid the license fee due for 2008 and an amendment to the agreement required the payment of the license fees for 2009 and 2010 by June 30, 2011. The original license agreement with Livermore required a license fee payment with minimum royalties becoming payable in 2004. The development time took longer than anticipated due to the difficulty in obtaining an OCT engine that could scan at the desired speeds and at a cost that met objectives. At the end of 2004, Livermore granted a two-year moratorium on all payments to allow continuance of the commercialization process without undue pressure. By the end of the moratorium in October 2006, clear path forward was established and the Company had raised a round of financing. In a meeting with Livermore in November 2006, it was mutually agreed to reset the royalty clock with minimum royalty payments to commence in 2008 instead of 2004, as originally intended. Consequently, the minimum royalty payments under the initial contract were forgiven and a new schedule to pay all other outstanding amounts was agreed upon. The Company has adhered to this schedule with amendments. As of December 31, 2012, the Company has accrued $80,000 in minimum royalty payments to Livermore.

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

The license for LightLab’s portfolio of patents relating to methods for scanning biomedical tissue terminated in July 2010 and LightLab advised that they did not wish to undertake any further licensing at that time. They indicated that they would review the status regarding licensing as and when OCT commercialization became closer.

The Company also licensed from the University of Florida Research Foundation, Inc. (“UFRF”) Patent No. 6,940,630, entitled “Vertical Displacement Device,” issued September 6, 2005 and expiring April 29, 2024. As a result of the December 17, 2012 agreement this patent was transferred to POII. This patent has been licensed for use in connection with the micromirror component of our products. This license expires when the patent expires or is no longer enforceable. UFRF may terminate the license earlier if there is material breach of the agreement and failure to cure the breach, if the first commercial sale of a product developed from the patent does not occur on or before July 31, 2011 (as amended) or if the payment of earned royalties, once begun, ceases for more than five calendar quarters. The Company paid UFRF an initial license fee of $1,000 and agreed to pay an annual royalty equal to $5.00 per unit. The minimum royalty payments are $180, $630 and $1,485 for 2008, 2011 and from 2012 through expiration, respectively. The Company has $1,000 accrued as of December 31, 2012.

The Company has also entered into a license agreement with The Regents of the University of California for exclusive rights to the patent, if and when issued, for a patent-pending technology known as “Near-infrared Transillumination for the Imaging of Early Dental Decay”. The patent application is currently on appeal with the patent office. Under the license agreement, the Company is obligated to spend at least $50,000 developing this technology by December 31, 2011 (as amended). The Company has spent at least this amount in designing and completing the software that would enable scanning, capture, manipulation and saving of the images generated by this modality.. Under terms of the agreement, the Company paid a $10,000 non-refundable license fee with further milestone payments of $15,000 and $25,000 to be paid if and when the patent is issued and when FDA clearance is obtained, respectively. The license bears an annual royalty of 5% on net sales and is subject to minimum earned royalties being payable commencing in 2012, as amended. Minimum royalties in years 2012, 2013, 2014, and 2015 and thereafter are $10,000, $50,000, $100,000, $150,000, and $200,000, respectively. The Company has $15,000 accrued as of December 31, 2012.

Our Strategy

We intend to explore for gold and non-gold industrial minerals and to have as our core operations the mining and distribution of gold and non-gold metals and minerals. We also expect to acquire companies involved in such activities and ancillary services through equity swap and other arrangements where it is mutually beneficial to do so. We are not yet engaged in any exploration of industrial minerals, but through our partners and interests we have begun surveying, site preparation and exploration activities in preparation of mining activities that we expect to commence in the first half of 2013.

Competition

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

Employees

We have one employee, Al Pietrangelo, who is the President and Chief Executive Officer.

Item 1A.	Risk Factors

Risks Related to Our Operating Results and Business

The likelihood of successfully implementing our business plan cannot be predicted from our limited operating history.

We have incurred losses since inception, and our accumulated deficit is approximately $12.75 million. We have not generated any revenue from the sale of our products to date. Therefore, there is limited historical basis on which to determine whether we will be successful in implementing our business plan. We expect that our annual operating losses will increase over the next few years as we expand our research, development and refocus the Company into gold and other industrial minerals mining operations. As a result of the December 17, 2012 agreement all of the patents, licenses and other rights that were the focus of our business strategy and plan were transferred to POII. To become profitable, we must successfully develop the gold and other industrial minerals mining operations.. Accordingly, we may never generate significant revenues, and even if we do generate significant revenues, we may never achieve profitability.

The loss of our executive officers and certain other key personnel could hurt our business.

We are dependent on Al Pietrangelo, our Chairman, President and CEO. Unlike larger companies, we rely heavily on one officer to conduct a large portion of our business. The loss or unavailability of his service, along with the loss of his skill, numerous contacts and relationships in the industry, would have a material adverse effect on our development and business prospects and/or potential earning capacity.

We have no Chief Financial Officer, which makes it more difficult for us to comply with our public company reporting obligations and prevents us from having an internal check on our financial reporting.

We have no Chief Financial Officer, and the duties of a Chief Financial Officer are currently performed by Al Pietrangelo, our Chairman,President & CEO. As a result, it will be more difficult for us to fully comply with our reporting obligations as a public company, and our ability to do so is uncertain. In addition, as our CEO is also acting as our Chief Financial Officer, we do not have any internal check on our financial reporting.

Risks Related to Our Industrial Minerals

The mining of gold and other industrial metals is very risky and no commercial quantities of such metals may be obtained despite our best efforts to do so.

The venture of mining for the gold and other industrial minerals market may never develop or may take longer to develop than we anticipate. As we venture into this new line of business it is uncertain how long it will take the Company to secure the necessary contracts and set up the logistics of extraction shipments.

Risks Related to Our Common Stock

Currently, there is a limited active trading market for our common stock, which may adversely impact your ability to sell your shares and the price you receive.

Although our common stock is quoted on the OTC:QB under the symbol “RRHI” (formerly "LLSR") there is a limited active trading market for our common stock and such a market may not develop or be sustained. We cannot assure you that an active public market will materialize as we are an exploration stage company and do not have revenue or profit. Furthermore, the OTC Bulletin Board is not a listing service or exchange, but is instead a dealer quotation service for subscribing members.

If our common stock ceases to be quoted on the OTC Bulletin Board or if an active market for our common stock does not develop, then you may not be able to resell the shares of our common stock that you have purchased, and you may lose all of your investment. If we establish an active market for our common stock, the market price of our common stock may be significantly affected by factors such as actual or anticipated fluctuations in our operating results, general market conditions and other factors. In addition, the stock market has from time to time experienced significant price and volume fluctuations that have particularly affected the market prices for the shares of exploration stage companies, which may materially adversely affect the market price of our common stock.

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

We have issued a total of 384,206,456 shares of which 159,421,584 are free trading or eligible to become free trading. This far exceeds the average daily trading volume for our common stock of approximately 64,447 shares. As a result of this imbalance, the sale or attempted sale of those formerly-restricted shares into the market can be expected to have a significant adverse effect on the market price of our common stock. This imbalance could also exacerbate volatility in the market price for our common stock – an increase in the market price could trigger an increased volume of sales or attempted sales, which could flood the market and cause the market price to decrease, resulting in price volatility.

A significant decrease in the market price of our common stock also could have a negative impact or our ability to raise capital in one or more equity financings on favorable terms, or at all.

 We will need to raise additional capital in the future, but that capital may not be available.

Upon seeking additional financing, such additional financing may not be available when we need it or may not be available on terms that are favorable to us. If we are unable to obtain adequate financing on a timely basis, we could be required to delay, or terminate our exploration activities.

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

We intend to seek to acquire companies to expand our existing gold and industrial minerals properties and expertise. Given our present financial and operational situation, it is likely that the purchase price in any such acquisition would be paid primarily in shares of our common stock. In the event of such an issuance, you would experience dilution of your percentage ownership of our common stock.

Our management controls a substantial percentage of our stock and therefore has the ability to exercise substantial control over our affairs.

As of December 31, 2012, our directors and executive officers beneficially owned approximately 224 million shares, or approximately 58%, of our outstanding common and Series A preferred stock in the aggregate. Because of the large percentage of stock held by our directors and executive officers, these persons could influence the outcome of any matter submitted to a vote of our stockholders. This concentration of ownership may have the effect of:

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

Currently, we have no independent directors or committees of directors. We cannot guarantee that our board of directors will have a majority of independent directors in the future. In the absence of a majority of independent directors, our executive officer(s), could establish policies and enter into transactions without independent review and approval thereof. This could present the potential for a conflict of interest between us and our controlling officers, stockholders or directors, including, without limitation, with respect to executive compensation, employment contracts and the like.

Our independent registered public accounting firm has expressed substantial doubt regarding our ability to continue as a going concern.

Our audited financial statements for the years ended December 31, 2012, December 31, 2011, December 31, 2010, and December 31, 2009 have been prepared under the assumption that we will continue as a going concern. Our independent registered public accounting firm has issued their reports dated April 1, 2013, in connection with the audit of our financial statements for the year ended December 31, 2012 and December 31, 2011 that included an explanatory paragraph describing the existence of conditions that raise substantial doubt about our ability to continue as a going concern due to our having no sustained operations. The fact that we have received this “going concern opinion” from our independent registered public accounting firm will likely make it more difficult for us to raise capital on favorable terms and could hinder, to some extent, our operations. Additionally, if we are not able to continue as a going concern, it is likely that stockholders will lose all of their investment. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Item 1B.	Unresolved Staff Comments.

Not applicable

Item 2.	Properties

Our Freehold, New Jersey office is the home of Al Pietrangelo, our President, Chairman. and CEO. There is no formal agreement with Al Pietrangelo regarding the use of these premises, and we pay no rent.

Item 3.	Legal Proceedings

None

Item 4.	Submission of Matters to a Vote of Securities Holders

No matters were submitted to a vote of stockholders during the fourth quarter of 2012.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is traded under the symbol “RRHI” (formerly “LLSR”) on the OTCQB.

The following table sets forth the high and low closing bid quotations for our common stock for each calendar quarter since January 1, 2011, as reported by the OTC Markets Inc. www.otcmarkets.com a research service that compiles quote information reported on the National Association of Securities Dealers composite feed or other qualified inter-dealer quotation medium. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not reflect actual transactions.

	Bid Price Per Share
	High	Low
2011
January 1 through March 31	$0.1	$0.04
April 1 through June 30	$0.07	$0.02
July 1 through September 30	$0.04	$0.01
October 1 through December 31	$0.04	$0.02
2012
January 1 through March 31	$0.045	$0.0295
April 1 through June 30	$0.04	$0.01
July 1 through September 30	$0.024	$0.011
October 1 through December 31	$0.015	$0.0002

 Number of Stockholders

As of March 18, 2013, there were approximately 183 holders of record of our common stock. This number of shareholders does not include beneficial owners, including holders whose shares are held in nominee or “street” name.

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

The information set forth and discussed in this Management’s Discussion and Analysis is derived from our financial statements and the related notes. You should read the following discussion of our financial condition and results of operations together with the audited financial statements and the notes thereto included in this Annual Report on Form 10-K for the year ended December 31, 2012. This discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results may differ materially from those anticipated in these forward-looking statements, including those set forth in this Annual Report on Form 10-K.

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

On April 22, 2011, through a reverse triangular merger, we acquired both TAG Minerals Inc. ("TAG") and its 49%-owned operating subsidiary, TAG Minerals Zimbabwe (Private) Limited. TAG became our second wholly-owned subsidiary. We issued 50% of our outstanding shares at the date of the merger to TAG's shareholders and our existing directors resigned and become the directors of Lantis New Jersey. Lantis New Jersey continues our dental technology business. As a result of the December 17, 2012 settlement and restructuring agreement with PAX ORAL IMAGING INC. (“POII”) and former principals Stan Baron (former Chief Executive Officer of Lantis Laser Inc.) and Craig Gimbel (former Executive Vice President of Lantis Laser Inc.) the Company is now focused solely on the mining of gold and other industrial minerals.

Through our operating affiliate, TAG Minerals Zimbabwe (PVT) Ltd. ("TAG-Z"), we entered into a Sale of Shares Agreement dated September 19, 2011, pursuant to which TAG-Z, for a total cash payment of $433,000, paid in installments through November 30, 2012, purchased 100% of the mineral assets of Dodge mine blocks 1-6, located in Zimbabwe. The transfer of all six blocks has been completed. The property consists of three hydrothermal mountains representing 123 hectares containing multiple deposits of superior grade barite, limestone and talc based on the drilling reports that management received from the previous owner of the Dodge mine blocks. We believe that in light of the significant recent oil and gas discoveries off the coast of neighboring Mozambique and new drilling contracts expected in the Middle East, Central Africa, South Africa and Western Australia the high grade barite alone, which serves as a weighting agent for drilling fluids in oil and gas drilling applications, will be of significant future cash value to us. Along with the purchase of Dodge mine blocks 1-6 TAG-Z received 50% of the issued and outstanding shares of common stock of Chiroswa Minerals (PVT) Limited ("Chiroswa"), an inactive company originally formed to conduct mining operations on the Dodge mine. Since Chiroswa is not an operating company TAG-Z has canceled the Chiroswa shares it received under the Sale of Share Agreement and intends to conduct mining operations on the Dodge blocks itself.

On December 5, 2011, we entered into a Stock Purchase Agreement, dated effective as of December 2, 2011 (“Stock Purchase Agreement”), with Raptor Networks Technology, Inc. (RPTN.QB) (“Raptor”) pursuant to which we issued 5,000,000 restricted shares of our common stock to the holder of certain Raptor convertible notes, California Capital Equity, LLC, and we received 109,928,311 restricted shares of Raptor's common stock or 55% of its issued and outstanding shares of common stock. We effected a 1:10 reverse stock split, acquired 80% of the fully diluted shares of Raptor's common stock on a post-split basis, changed the name of Raptor to Mabwe Minerals Inc. have Raptor engaged in the exploration and mining of gold and other industrial minerals and ceased any involvement with the historical business of Raptor. Raptor is a majority owned subsidiary of Lantis.

On March 5, 2012 we amended our Articles of Incorporation to change our name to Raptor Resources Holdings Inc. to. more clearly reflect our new focus on the mining of gold and other industrial minerals and to help build a new brand identity.

On June 28, 2012 MBMI Company issued 79,078,817 additional shares of common stock to Raptor Resources Holdings Inc. to bring the total percentage equity owned by Raptor Resources Holdings Inc. to 80%, and issued 13,510,752 shares of stock to CCE in consideration of the conversion of the convertible notes outstanding to CCE. The convertible notes previously issued by Raptor Networks Technology, Inc. were converted and the Company engaged in a 1:10 reverse stock split. Former shareholders of Raptor Networks Technology, Inc. (“RPTN”) were reissued one share of Mabwe Minerals Inc. for each 10 shares of RPTN. No fractional shares were issued resulting in a negligible increase to the total outstanding shares on a post-split basis.

On December 17, 2012 we entered into a settlement and restructuring agreement with PAX ORAL IMAGING INC. (“POII”) and former principals Stan Baron (former Chief Executive Officer of the Company and Lantis New Jersey) and Craig Gimbel (former Executive Vice President of the Company and Lantis New Jersey) to acquire their interest in the Company (54,358,923 common shares collectively), terminate their employment agreements with the Company, extinguish the Company's liabilities to Baron and Gimbel and obtain an option to purchase their 14,400,000 warrants. As a result of this agreement all licenses, contract rights, trademarks, patents, copyrights and assets related to the Near Infrared Technology Business in which Lantis New Jersey is currently engaged, including OCT and NIR, are transferred to POII. As further consideration, Baron and Gimbel were given a combined 3,000,000 common shares of our majority owned subsidiary Mabwe Minerals Inc. (MBMI).

Fiscal Year Ended December 31, 2012 and 2011

Total Operating Revenues

The Company recognized $0 in consolidated revenue during the years ended December 31, 2012 and 2011, respectively. On June 17, 2011, Raptor Acquisition, LLC, a wholly-owned subsidiary of California Capital Equity, LLC (“CCE”) purchased all of the convertible notes that MBMI (formerly Raptor Networks Technology, Inc. (“RPTN”)) had issued and that were payable from the previous note holders in an outside transaction.  On July 6, 2011, CCE provided MBMI with a notice of default on the notes payable and demanded repayment in full.  CCE also informed MBMI of their intent to exercise their rights and remedies against our assets.  On August 1, 2011, CCE, in its capacity as a secured lender, held a public foreclosure sale of substantially all of the assets of MBMI.  CCE was the only bidder and our assets were acquired for $100,000. On July 1, 2011, MBMI sold an exclusive, worldwide, perpetual, irrevocable, fully paid, transferable and sublicensable right and license in all of our registered patent and patent applications for $384,000.  MBMI lost any rights to their intellectual property.  Since the carrying value of the intellectual property was $0, a gain was recorded on the sale of $384,000.

Revenues are anticipated to commence within the second quarter of 2013 for the mining of gold and other industrial minerals

Total Operating Expenses

Total operating expenses for the year ended December 31, 2012 were $1,430,565 compared to $896,816 for the same period in 2011. This represented an increase of $533,749, or 60%, primarily due to increased wage and wage related expense that was compensation paid through the issuance of stock.

We depreciate fixed assets. This resulted in an expense of $2,846 and $22,729 for the years ended December 31, 2012 and 2011, respectively. We determine the fair value of the undiscounted cash flows annually and sooner if circumstances change and determination is required, to value any impairment on our intangible assets and long-lived assets. As of December 31, 2012 and December 31, 2011, we determined there was no impairment charge.

Other Income (Expense)

Interest expense, net of interest income, of $43,734 is the amount of interest payable on the notes for the year ended December 31, 2012 compared to interest of $81,826 for the year ended December 31, 2011. This decrease is due to the conversion of certain of the notes to common stock. During 2012, the Company recognized a gain from investments of $55,275 related to MBMI’s 25% ownership of Kinsey, $13,110 gain on conversion of accrued interest and note payable to common stock, a forgiveness of debt of $132,917 on the Dodge Mines, and a loss of $150,000 related to the write-off of the investment in the Slashwood Mines that was 10% owned by Ontage.

Net Income (Loss)

We reported a net (loss) from operations of $(1,366,913) for the year ended December 31, 2012 compared to $(977,052) for the year ended December 31, 2011. The increase in the net loss is attributable to the increase in total operating expenses, discussed above.

Provision for Income Taxes

There was no provision for income taxes for the year ended December, 2012 and 2011. There was no provision due to the carry forward of approximately $11,808,655 of net operating losses as of December 31, 2012 that we reserved in valuation allowances against this deferred tax asset.

Liquidity and Capital Resources

During the year ended 2012, the balance in cash and cash equivalents increased by $7,825 from $15,072 during the year ended 2011. The increase of $7,825 is reflective of cash used in operating activities of $463,878, includes an increase in accounts payable and accrued expenses of $425,476. The Company also had cash provided for financing activities for the year ended December 31, 2012 in the amount of $471,703, from the proceeds of a private placement.

As of December 31, 2012, we had current assets of $654,583 consisting of cash and equivalents, prepaid expenses and an investment amounting to $555,275, and other fixed assets, net of depreciation, amounting to $6,183, goodwill of $25,000 and mineral rights of $433,000.

As of December 31, 2012, we had $1,197,345 in current liabilities, consisting of accrued interest payable on the 5% convertible note of $191,359, and accounts payable of $580,050, as well as other notes payable due in the current period.

We had a working capital deficit of $542,762 as of December 31, 2012.

As an exploration stage company, financial resources have been directed to the acquisition of gold and other industrial mining companies and projects and no revenue has yet been generated. We expect to generate revenues in the second quarter of 2013 from our gold and other industrial minerals business. As a result of the December 17, 2012 settlement and restructuring agreement with POII, as described above the Company is solely focused on the gold and other industrial minerals business. The items discussed above raise substantial doubts about the Company's ability to continue as a going concern.  In light of these factors, management believes that with the investment in Kinsey and production anticipated to commence by the second quarter of 2013 on the Dodge Mines, the Company will be well positioned to succeed.

The financial statements do not include any adjustments relating to the recoverability and reclassification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements:

Derivative Financial Instruments

Our senior convertible notes are classified as non-conventional convertible debt. In the case of non-conventional convertible debt, we bifurcate our embedded derivative instruments and record them at their fair value as of the inception date of the agreement and at fair value as of each subsequent balance sheet date. Any prior change in fair value will be recorded as non-operating, non-cash income or expense at each reporting date. If the fair value of the derivatives is higher at the subsequent balance sheet date, we will record a non-operating, non-cash charge. If the fair value of the derivative is lower at the subsequent balance sheet date, we will record non-operating, non-cash income.

To determine the fair value of the derivative instruments, we make certain assumptions regarding the expected term of exercise. Because the expected term of the warrants impacts the volatility and risk-free interest rates used in the Black-Scholes calculations, these must be selected for the same time period as the expected term of the warrants.

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

Mabwe Minerals Inc. on July 18, 2012, acquired a 49% interest in Mabwe Minerals Zimbabwe (PVT) LTD (MAB-Z) through the issuance of 25,000 shares of Raptor Resources Holdings Inc. Series B Preferred Convertible Stock. Each share of the Series B Preferred Convertible Stock is convertible into 50 common shares of Raptor Resources Holdings Inc. and 25 common shares of Mabwe Minerals Inc. both subject to a one year holding period. The remaining 51% ownership in MAB-Z is held by a Director of MBMI, a Zimbabwe resident, Tapiwa Gurupira (41%) with the remaining portion owned by Asswell Gurupira (10%). MAB-Z will be the operating arm of Mabwe Minerals, Inc., with MBMI being the primary beneficiary of all the activities of its subsidiary, Mabwe Minerals Zimbabwe (PVT) LTD.

As a result of this investment by Mabwe Minerals Inc. funded by Preferred Convertible Series B Stock of Raptor Resources Holdings Inc., MAB – Z has been identified by MBMI as a VIE. The value of the Series B Preferred Convertible Stock is $25,000, which is reflected as Goodwill on the Consolidated Balance Sheet at December 31, 2012.

The initial transaction is recorded at cost.

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

Research and Development

We annually incur costs on activities that relate to exploration and development of current and potential sites including mapping and drilling reports. Research and development costs are expensed as incurred.

Revenue Recognition

We have not yet generated revenue. We anticipate recognizing revenue in accordance with the contracts we enter for the mining of gold and other industrial minerals.

Income Taxes

Under ASC 740 the liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

Uncertainty in Income Taxes

Under ASC 740-10-25 recognition and measurement of uncertain income tax positions is required using a “more-likely-than-not” approach. We evaluate our tax positions on an annual basis and have determined that as of December 31, 2012 no additional accrual for income taxes is necessary.

Advertising Costs

We expense the costs associated with advertising as incurred. Advertising expenses are included in professional, consulting and marketing fees in the consolidated statements of operations.

Fixed Assets

Fixed assets are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets; computer – 3-5 years, and furniture and fixtures – 5 years.

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

In September 2011, FASB issued ASU 2011-08, Testing Goodwill for Impairment, which amended goodwill impairment guidance to provide an option for entities to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. After assessing the totality of events and circumstances, if an entity determines that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount; performance of the two-step impairment test is no longer required. This guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. Adoption of this guidance is not expected to have any impact on the Company’s results of operations, cash flows or financial position.

In July 2012, the FASB issued ASU 2012-02, Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment, on testing for indefinite-lived intangible assets for impairment. The new guidance provides an entity to simplify the testing for a drop in value of intangible assets such as trademarks, patents, and distribution rights. The amended standard reduces the cost of accounting for indefinite-lived intangible assets, especially in cases where the likelihood of impairment is low. The changes permit businesses and other organizations to first use subjective criteria to determine if an intangible asset has lost value. The amendments to U.S. GAAP will be effective for fiscal years starting after September 15, 2012. The Company’s adoption of this accounting guidance does not have a material impact on the consolidated financial statements and related disclosures.

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

The financial statements and corresponding notes to the financial statements called for by this item appear under the caption “Index to Financial Statements” beginning on Page F-1 of this Report.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Not Applicable

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer are Al Pietrangelo) have concluded, based on their evaluation as of December 31, 2012, that the design and operation of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) are not effective to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, including to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding whether or not disclosure is required, since we do not have separate persons performing the functions of CEO and CFO.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate “internal control over financial reporting” (as defined in Rule 13a-15(f) under the Exchange Act). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was not effective as of December 31, 2012, since we do not have separate persons performing the functions of CEO and CFO.

Our internal control over financial reporting is supported by written policies and procedures, that:

(1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

(2)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of our company are being made only in accordance with authorizations of our management and directors; and

(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

This Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to rules of the SEC that permit us to provide only management’s report in this report.

 Changes in Internal Control over Financial Reporting

During the year ended December 31, 2012, there were no changes in our internal controls over financial reporting that had materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

Set forth below is certain information with respect to our directors and executive officers.

Name	Age	Position with Company
Al Pietrangelo	55	Chief Executive Officer, President, Director and Chairman of the Board
Tapiwa Gurupira	36	Director
Greig Oppenheimer	48	Director

Al Pietrangelo (age 55), is our Chief Executive Officer, President and Chairman of the Board since December 5, 2011 pursuant to the Stock Purchase Agreement with Raptor Resources Holdings Inc.(f/k/a Lantis Laser Inc.). Mr. Pietrangelo has served as President, CEO and Chairman of the Board of Directors of TAG Minerals Inc., an affiliate of Raptor Resources Holdings Inc. since 2010. From 2006 to 2010 Mr. Pietrangelo was CEO and Director of Rock of Angels Capital Corp., Rock of Angels Acquisition Corp. and Rock of Angels Holdings Inc. From 2005 to 2006 Mr. Pietrangelo was President and a Director of 4 Star Capital Management Inc. From 2002 to 2004 Mr. Pietrangelo served as Secretary and Director of Hypervelocity, Inc. We believe that Mr. Pietrangelo has the management background to assist Raptor in its growth and the expertise to assist it in the public markets. Mr. Pietrangelo obtained a B.S. in Business Administration from the University of South Florida.

Tapiwa Gurupira (age 36) has served as the President of African Operations and Director of Raptor Resources Holdings Inc. since 2011. He is also a Director of TAG Minerals Inc. since 2010. While working towards his Master’s degree he devised a way to separate dry mixtures of particles that was patented, and a company, Triboflow Separations, LLC, was formed with Mr. Gurupira serving as Chief Engineer. Through Mr. Gurupira’s efforts, Triboflow was awarded a grant of $2M under the NIST Advanced Technology Program. In 2006, Mr. Gurupira joined Breen Solutions, LLC in Pittsburgh, PA, a company specializing in equipment to monitor and regulate emissions at coal combustion power plants as Project Manager. Since returning to Zimbabwe, he has established key relationships within the mining sector and is the Managing Director of TAG Minerals Zimbabwe (Private) Limited and Director of Mabwe Minerals Zimbabwe (Private) Limited. Mr. Gurupira has a Masters of Science degree in Mechanical Engineering from the University of Kentucky.

Greig Oppenheimer (age 48) is a director of Raptor Resources Holdings and TAG since 2010. From 2003 Mr. Oppenheimer has served as CEO of IE-TEC Holdings Limited, IE-TEC Marketing Limited and IETEC Licensing Limited and CEO and Director of Innovative Environmental Technologies Corporation. Since 2003 Mr. Oppenheimer has served as a Director of Aurora Mines Inc. We believe that Mr. Oppenheimer has experience in managing companies, expertise as a mechanical engineer and specific knowledge of mineral extraction, all of which are important to us as we expand our gold mining operations. Effective January 2013 Mr. Oppenheimer is no longer a board member of the Company.

Family Relationships

There are no family relationships among our executive officers and directors.

Board’s Role in Risk Oversight

The Board consists of three members: Al Pietrangelo, Greig Oppenheimer and Tapiwa Gurupira, are actively participating in total or in part of the management of Raptor Resources Holdings Inc. TAG Minerals Inc., TAG Minerals Zimbabwe (Private) Limited, Mabwe Minerals Inc. and Mabwe Minerals Zimbabwe (PVT) LTD. The Company’s Compensation Committee is responsible for overseeing the management of risks relating to the Company’s executive compensation plans and arrangements. The Audit Committee oversees management of financial risks. The Nominating and Corporate Governance Committee manages risks associated with the independence of the Board of Directors and potential conflicts of interest. While each committee is responsible for evaluating certain risks and overseeing the management of such risks, the entire Board of Directors is regularly informed through committee reports about such risks.

Board Committees

Our Board of Directors serves as the Audit, Nominating and Governance Committees since there are no separately designated committees. Neither of our directors is an “independent director” as defined in Rule 5605(a)(2) of the NASDAQ Listing Rules.

Code of Ethics

Our Board of Directors has adopted a Code of Business Conduct and Ethics that applies to all of our directors, officers and employees.

We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K relating to amendments to or waivers from provisions of these codes that relate to one or more of the items set forth in Item 406(b) of Regulation S-B by describing on our Internet website, located at http://raptorresourcesholdings.com, within four business days following the date of a waiver or a substantive amendment, the date of the waiver or amendment, the nature of the amendment or waiver and the name of the person to whom the waiver was granted.

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely upon a review of copies of these reports furnished to us during 2012 and thereafter, or written representations received by us from reporting persons that no other reports were required, we believe that all Section 16(a) filing requirements applicable to our reporting persons during 2012 were complied with.

Item 11. Executive Compensation

Compensation of Executive Officers

The following section contains information about the compensation paid to our executive officers and directors during the years ended December 31, 2012 and 2011.

Summary Compensation Table

The following table provides information concerning the compensation for the years ended December 31, 2012 and 2011 for our principal executive officer and our principal financial officer, who were the only persons that served as executive officers during 2012 and 2011 (collectively, the “named executive officers”).

Summary Compensation

						Change
						in Pension
						Value and
						Nonqualified
		Fees Earned	Stock		Non-Equity	Deferred	All Other
		or Paid	Awards	Option	Incentive Plan	Compensation	Compensation
Name and Principal Position	Year	in Cash	(1)	Awards	Compensation	Earnings	(2)	Total
Al Pietrangelo CEO/President	2012	-	231,000	-	-	-	19,736	250,736
Al Pietrangelo CEO/President	2011	-	-	-	-	-	-	-
Tapiwa Gurupira, President of African Operations	2012	-	230,000	-	-	-	-	230,000
Tapiwa Gurupira, President of African Operations	2011	-	-	-	-	-	-	-

(1)	These amounts are equal to the aggregate grant date fair value, computed in accordance with ASC 718, but without giving effect to estimated forfeitures related to service-based vesting conditions. For additional information on the valuation assumptions with respect to these option grants, refer to Note 1 of our financial statements and related notes beginning on page F-1 of this Report. See our “Outstanding Equity Awards at December 31, 2012” table below for more information on options held by the named executive officers.

(2)	Mainly consists of life and health insurance premiums which are, for the executive officers, fully paid by the company.

Employment Agreements and Executive Compensation

There are no employment contracts, termination agreements or change-in-control arrangements between us and any of our named executive officers. The Board of Directors reviews and, if deemed appropriate, adjusts the annual salaries of our named executive officers on at least an annual basis. The Board of Directors may from time to time grant performance or similar cash bonuses to our named executive officers at its discretion. The Board of Directors may also periodically award options or warrants to our named executive officers under our existing option and incentive plans at its discretion.

Compensation of Directors

We have only one director who is also a named executive officer. No compensation was paid to any director other than what is disclosed under our Summary Compensation Table, above.

Stock Option Plan

There currently are no active in-effect stock option plans.

 Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of March 19, 2013, certain information with respect to the beneficial ownership of our stock by (i) each of our named executive officers, (ii) each of our directors, (iii) each person known to us to be the beneficial owner of more than 5% of each class of our outstanding voting securities, and (iv) all of our directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the SEC, and includes voting or investment power with respect to the securities. To our knowledge, except as indicated by footnote, and subject to community property laws where applicable, the persons named in the table below have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them. Shares of common stock underlying derivative securities, if any, that currently are exercisable or convertible or are scheduled to become exercisable or convertible for or into shares of common stock within 60 days after the date of the table are deemed to be outstanding in calculating the percentage ownership of each listed person or group but are not deemed to be outstanding as to any other person or group. Percentage of beneficial ownership is based on 743,556,456 votes on an as-converted basis having 384,206,456 shares of common stock having one vote each, 1,000,000 shares of Preferred Series A stock having 300 votes per share and 1,187,000 shares of Preferred Series B Convertible stock that is convertible into 50 shares of Company common stock (representing 50 votes each share of Preferred Series B.)

			Percentage of
	Amount and Nature		Outstanding
Name and Address	of Beneficial Ownership		Shares Owned
Directors and Executive Officers
Al Pietrangelo	365,500,000	(1)(2)	49%
Tapiwa Gurupira	65,500,000	(2)	9%
Greig Oppenheimer	55,000,000	(3)	7%
All directors and executive officers as a group (3 persons)	486,000,000		65%

(1)	Mr. Pietrangelo owns 1,000,000 shares of Series A preferred stock, each share of which allows the holder to have 300 votes and to vote on an as-converted basis with holders of the Company's holders of common stock.

(2) (3)

Mr. Pietrangelo and Mr. Gurupira each owns 210,000 shares of Preferred Series B Convertible stock which is convertible into 50 common shares of the Company's stock indicated above as 50 votes per share on an as-converted basis

Effective January 2013 Mr. Oppenheimer is no longer a director of the Company

Item 13. Certain Relationships and Related Transactions and Director Independence

Certain Relationships and Related Transactions

None.

Director Independence

Our Board of Directors has three members, none of whom qualify as “independent directors” as defined in Rule 5605(a)(2) of the NASDAQ Listing Rules.

Item 14. Principal Accounting Fees and Services

The following table sets forth the aggregate fees billed to us for the fiscal years ended December 31, 2012 and 2011 independent auditing firm, KBL, LLP.

	Fiscal 2012	Fiscal 2011
Audit Fees(1)	$31,500	$31,500
Audit-Related Fees(2)	$-	$-
Tax Fees(3)	$-	$-
All Other Fees(4)	$-	$-

(1)	Audit Fees consist of fees billed for professional services rendered for the audit of our consolidated annual financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by our accountants in connection with statutory and regulatory filings or engagements.

(2)	Audit-Related Fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under “Audit Fees.” This category includes fees related to due diligence services pertaining to potential business acquisitions/disposition; and consultation regarding accounting or disclosure treatment of transactions or events and/or the actual or potential impact of final or proposed rules, standard or interpretation by the SEC, FASB or other regulatory or standard-setting bodies as well as general assistance with implementation of the requirements of SEC rules or listing standards promulgated pursuant to the Sarbanes-Oxley Act of 2002.

(3)	Tax Fees consist of fees billed for professional services rendered for tax compliance, tax advice and tax planning. These services include assistance regarding federal, state and local tax compliance, planning and advice.

(4)	All Other Fees consist of fees for products and services other than the services reported above.

Our Audit Committee is responsible for approving all audit, audit-related, tax and other services. The Audit Committee pre-approves all auditing services and permitted non-audit services, including all fees and terms to be performed for us by our independent registered public accounting firm at the beginning of the fiscal year. Non-audit services are reviewed and pre-approved by project at the beginning of the fiscal year. Any additional non-audit services contemplated by our company after the beginning of the fiscal year are submitted to the Audit Committee chairman for pre-approval prior to engaging the independent auditor for such services. Such interim pre-approvals are reviewed with the full Audit Committee at its next meeting for ratification.

Part IV

Item 15. Exhibits and Financial Statement Schedules

3(i)	Articles of Incorporation, as amended (incorporated by reference to Exhibit 3(i) to Form SB-2 filed on September 26, 2007).

3(ii)	By-laws, as amended (incorporated by reference to Exhibit 3(ii) to Form SB-2 filed on September 26, 2007).

4.1	Form of common stock certificate (incorporated by reference to Exhibit 4.1 to Form SB-2 filed on September 26, 2007).

4.2	Form of Amended and Restated 5% Senior Convertible Note (incorporated by reference to Exhibit 4.2 to Amendment No. 1 to Form SB-2 on Form S-1 filed on February 14, 2008).

4.3	Form of Common Stock Purchase Warrant expiring September 28, 2011 (corrected) (incorporated by reference to Exhibit 4.3 to Amendment No. 1 to Form SB-2 on Form S-1 filed on February 14, 2008).

4.4	Form of Placement Agent’s Warrant expiring September 28, 2011 (incorporated by reference to Exhibit 4.4 to Form SB-2 filed on September 26, 2007).

4.5	Form of Class B Common Stock Purchase Warrant expiring May 17, 2012 (incorporated by reference to Exhibit 4.5 to Form SB-2 filed on September 26, 2007).

4.6	Form of Placement Agent’s Warrant expiring May 17, 2012 (incorporated by reference to Exhibit 4.6 to Form SB-2 filed on September 26, 2007).

† 10.1	Management Employment Agreement with Stanley B. Baron, dated January 1, 2006 (incorporated by reference to Exhibit 10.1 to Form SB-2 filed on September 26, 2007).

† 10.2	Management Employment Agreement with Craig B. Gimbel, dated January 1, 2006 (incorporated by reference to Exhibit 10.2 to Form SB-2 filed on September 26, 2007).

10.3	Limited Exclusive Patent License Agreement with the Regents of the University of California (as manager and operator of Lawrence Livermore National Laboratory), dated September 14, 2001 (incorporated by reference to Exhibit 10.3 to Form SB-2, filed on September 26, 2007).

10.4	Amendment No. 3, dated December 18, 2006, to Limited Exclusive Patent License Agreement with the Regents of the University of California (as manager and operator of Lawrence Livermore National Laboratory) (incorporated by reference to Exhibit 10.4 to Form SB-2 filed on September 26, 2007).

10.5	Non-Exclusive License for Imaging Patents with LightLab Imaging, LLC, dated August 8, 2001 (incorporated by reference to Exhibit 10.5 to Form SB-2 filed on September 26, 2007).

10.6	First Amendment, dated December 19, 2006, to Non-Exclusive License for Imaging Patents with LightLab Imaging, LLC (incorporated by reference to Exhibit 10.6 to Form SB-2 filed on September 26, 2007).

10.7	Standard Non-Exclusive License Agreement with the University of Florida Research Foundation, Inc., dated May 31, 2007 (incorporated by reference to Exhibit 10.7 to Form SB-2 filed on September 26, 2007).

10.8	Amendment No. 1, dated September 30, 2004, to Limited Exclusive Patent License Agreement with the Regents of the University of California (as manager and operator of Lawrence Livermore National Laboratory) (incorporated by reference to Exhibit 10.8 to Amendment No. 1 to Form SB-2 on Form S-1 filed on February 14, 2008).

10.9	Amendment No. 2, dated March 2, 2005, to Limited Exclusive Patent License Agreement with the Regents of the University of California (as manager and operator of Lawrence Livermore National Laboratory) (incorporated by reference to Exhibit 10.9 to Amendment No. 1 to Form SB-2 on Form S-1 filed on February 14, 2008).

†10.10	Amendment to Management Employment Agreement with Stanley B. Baron, dated February 13, 2008 (incorporated by reference to Exhibit 10.10 to Amendment No. 1 to Form SB-2 on Form S-1 filed on February 14, 2008).

†10.11	Amendment to Management Employment Agreement with Craig B. Gimbel dated February 13, 2008 (incorporated by reference to Exhibit 10.11 to Amendment No. 1 to Form SB-2 on Form S-1 filed on February 14, 2008).

10.12	Form of Subscription Agreement from September 2006 private placement (incorporated by reference to Exhibit 10.12 to Amendment No. 2 to Form SB-2 on Form S-1 filed on June 24, 2008).

10.13	Form of Subscription Agreement from May 2007 private placement (incorporated by reference to Exhibit 10.13 to Amendment No. 2 to Form SB-2 on Form S-1 filed on June 24, 2008).

10.14	Joint Venture Shareholders Agreement among the registrant, Laser Energetics, Inc., and HyGeniLase, Inc., dated December 18, 2007 (incorporated by reference to Exhibit 10.14 to Amendment No. 4 to Form SB-2 on Form S-1 filed on September 15, 2008).

10.15	Optical Coherence Tomography (OCT) Optical Engine Development Program and Supply Agreement between the registrant and AXSUN Technologies, Inc., dated as of May 13, 2008 (incorporated by reference to Exhibit 10.15 to Amendment No. 4 to Form SB-2 on Form S-1 filed on September 15, 2008).

10.16	Exclusive License Agreement with the Regents of the University of California, dated July 9, 2008 (incorporated by reference to Exhibit 10.16 to Amendment No. 5 to Form SB-2 on Form S-1 filed on October 8, 2008).

10.17	Consulting Agreement, dated November 14, 2007, with DC International Consulting, LLC (incorporated by reference to Exhibit 10.17 to Amendment No. 11 to Form SB-2 on Form S-1 filed on February 17, 2009).

10.18	Consulting Agreement, dated November 15, 2007, with Debbie Sutz (affiliate of VAR Growth Corp.) (incorporated by reference to Exhibit 10.18 to Amendment No. 9 to Form SB-2 on Form S-1 filed on January 29, 2009).

10.19	Settlement Agreement, dated October 16, 2008, with DC International Consulting, LLC (incorporated by reference to Exhibit 10.17 to Amendment No. 11 to Form SB-2 on Form S-1 filed on February 17, 2009).

10.20	Settlement Agreement, dated October 16, 2008, with Barry Davis and Debbie Sutz (affiliates of VAR Growth Corp.) (incorporated by reference to Exhibit 10.17 to Amendment No. 11 to Form SB-2 on Form S-1 filed on February 17, 2009).

10.21	Agreement and Plan of Merger Among Lantis Laser Inc., TAG Acquisition Corp. and TAG Minerals Inc. dated April 22, 2011 (incorporated by reference to Exhibit 10.1 to Form 8-K filed April 26, 2011).

10.22	Agreement for the Exchange of Common Stock, dated July 21, 2011, among Lantis Laser Inc., TAG Minerals Zimbabwe (Private) Limited and Ontage Resources (Private) Limited (incorporated by reference to Exhibit 10.1 to Form 8-K filed July 25, 2011).

16.1	Letter of KBL, LLP (incorporated by reference to Exhibit 16.1 to Amendment No. 4 on Form S-1 to the registrant’s Registration Statement on Form SB-2, filed on September 15, 2008).

21.1	Subsidiaries of the registrant (incorporated by reference to Exhibit 21.1 to the registrant’s Registration Statement on Form SB-2, filed on September 26, 2007).

24.1	Power of attorney

31.1	Section 302 CEO Certification

31.2	Section 302 CFO Certification

32.1	Section 906 CEO Certification

32.2	Section 906 CFO Certification

† Compensation plan or agreement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 1, 2013	RAPTOR RESOURCES HOLDINGS INC.

	By:	/s/ Al Pietrangelo
Al Pietrangelo
Chief Executive Officer
(principal executive officer)

Dated: April 1, 2013	RAPTOR RESOURCES HOLDINGS INC.

	By:	/s/ Al Pietrangelo
Al Pietrangelo
Chief Financial Officer
(principal financial officer)

Pursuant to requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Capacity	Date

/s/ Al Pietrangelo	Director	April 1, 2013
Al Pietrangelo

RAPTOR RESOURCES HOLDINGS INC.

(FORMERLY LANTIS LASER INC.)

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2012 AND 2011

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page(s)

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-1

CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 2012 AND 2011	F-2

CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011 WITH CUMULATIVE TOTALS SINCE JANUARY 14, 1998 (INCEPTION)	F-3

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011 WITH CUMULATIVE TOTALS SINCE JANUARY 14, 1998 (INCEPTION)	F-4

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011 WITH CUMULATIVE TOTALS SINCE JANUARY 14, 1998 (INCEPTION)	F-5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2012 AND 2011	F-6-F-28

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Raptor Resources Holdings Inc.

(formerly Lantis Laser Inc.)

We have audited the accompanying consolidated balance sheets of Raptor Resources Holdings Inc. (formerly Lantis Laser Inc.) (the “Company”) (an exploration stage company) as of December 31, 2012 and 2011 and the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for the years ended December 31, 2012 and 2011, and the exploration stage period January 14, 1998 through December 31, 2012. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Raptor Resources Holdings Inc. (formerly Lantis Laser Inc.) (an exploration stage company) as of December 31, 2012 and 2011, and the results of its consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for the years ended December 31, 2012 and 2011, and the exploration stage period January 14, 1998 through December 31, 2012 in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has sustained significant operating losses and needs to obtain additional financing or restructure its current obligations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ KBL, LLP

New York, NY

April 1, 2013

RAPTOR RESOURCES HOLDINGS INC.

(FORMERLY LANTIS LASER INC.)

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED BALANCE SHEETS

	DECEMBER 31,	DECEMBER 31,
ASSETS	2012	2011
Current Assets:
Cash and cash equivalents	$22,897	$15,072
Prepaid expenses	76,411	-
Investment	555,275	150,000

Total Current Assets	654,583	165,072

Fixed assets, net of depreciation	6,183	9,028

Other Assets:
Mineral rights	433,000	433,000
Goodwill	25,000	-
Total Other Assets	458,000	433,000

TOTAL ASSETS	$1,118,766	$607,100

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

LIABILITIES
Current Liabilities:
Accrued interest - convertible notes	$191,359	$178,519
Accounts payable and accrued expenses	580,051	656,633
Libility for Stock to be issued	20,000	-
Loan Payable - Other	42,786	-
Note payable - Dodge Mines	13,500	283,000
Related party payable	150	27,150
Convertible promissory note - related parties	-	150,000
Convertible notes payable, net of discount and beneficial conversion feature	349,500	409,500

Total Current Liabilities	1,197,346	1,704,802

Total Liabilities	1,197,346	1,704,802

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $.001 Par Value; 10,000,000 shares authorized
Preferred Series A Stock 3,000,000 shares authorized
1,000,000 issued and outstanding	1,000	-
Preferred Convertible Series B Stock ; 2,500,000 shares authorized
1,167,000 issued and outstanding	1,167	-
Common stock, $.001 Par Value; 990,000,000 shares authorized
with 384,206,456 outstanding 329,847,533 issued for 2012 and 378,205,600 shares issued and outstanding for 2011	384,206	378,205
Additional paid-in capital	11,902,930	8,639,808
Treasury Stock - 54,358,923 shares of common stock (in excess of par)	(300,000)	-
Additional paid-in capital - warrants	1,193,547	1,268,787
Deferred compensation	(420,000)	-
Deficits accumulated during the exploration stage	(12,751,415)	(11,384,502)

Total Stockholders’ Equity (Deficit) - Raptor Resources Holdings Inc.	11,435	(1,097,702)

Noncontrolling interest in subsidiary	(90,015)	-

Total Stockholders’ Equity (Deficit)	(78,580)	(1,097,702)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$1,118,766	$607,100

RAPTOR RESOURCES HOLDINGS INC.
(FORMERLY LANTIS LASER INC.)
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011
WITH CUMULATIVE TOTALS SINCE JANUARY 14, 1998 (INCEPTION)

			CUMULATIVE
			TOTALS SINCE
	FOR THE YEARS ENDED		INCEPTION
	DECEMBER 31,		JANUARY 14,
	2012	2011	1998

OPERATING REVENUES
Sales	$-	$-	$-

OPERATING EXPENSES

Research and development	-	-	2,129,906
Exploration costs	108,038	3,000	111,038
Wages and wage related expenses	784,200	182,055	1,946,236
Professional, consulting and marketing fees	318,740	365,616	5,118,293
Value of stock issued to secure purchase of Raptor	-	155,000	155,000
Other general and administrative expenses	216,742	168,416	962,832
Depreciation	2,846	22,729	139,304
Total Operating Expenses	1,430,566	896,816	10,562,609

LOSS BEFORE OTHER INCOME (EXPENSE)	(1,430,566)	(896,816)	(10,562,609)

OTHER INCOME (LOSS)

Amortization of debt issuance costs	-	-	(287,571)
Gain (loss) in investment under equity method	55,275	-	(112,389)
Gain on conversion of notes payable and interest	13,110	524	13,634
Forgiveness of debt on conversion of debt to equity	132,917	-	132,917
Gain (loss) on investment - Equity Method	(150,000)	-	(150,000)
Gain on sale of equipment	-	1,066	1,066
Interest expense - debt discount	-	-	(1,017,246)
Interest income (expense), net	(43,734)	(81,826)	(825,302)
Total Other Income (Expense)	7,568	(80,236)	(2,244,891)

COMBINED NET LOSS BEFORE PROVISION FOR INCOME TAXES	(1,422,998)	(977,052)	(12,807,500)

LESS NET LOSS ATTRIBUTABLE TO NON CONTROLLING INTEREST	(56,085)	-	(56,085)

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS OF RAPTOR RESOURCES HOLDINGS INC BEFORE PROVISION FOR INCOME TAXES	(1,366,913)	(977,052)	(12,751,415)

Provision for Income Taxes	-	-	-

NET LOSS ATTRIBUTABLE TO COMMON SHARES	$(1,366,913)	$(977,052)	$(12,751,415)

NET LOSS PER BASIC AND DILUTED SHARES	(0.00)	(0.00)	(0.15)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING	367,127,617	280,812,406	84,211,252

The accompanying notes are an integral part of the financial statements.

RAPTOR RESOURCES HOLDINGS INC.
(FORMERLY LANTIS LASER INC.)
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE PERIOD JANUARY 14, 1998 (INCEPTION) THROUGH DECEMBER 31, 2012

										Deficits
								Additional		Accumulated
							Additional	Paid-in		During the
	Preferred Stock		Common Stock		Treasury Stock		Paid-in	Capital-	Deferred	Exploration	Noncontrolling
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Warrants	Compensation	Stage	Interest	Total

Balance - January 14, 1998	-	$-	-	$-	-	$-	$-	$-	$-	$-	$-	$-

Shares issued to founders	-	-	200	200	-	-	87	-	-	-	-	287

Net loss for the period January 14, 1998 through December 31, 2003	-	-	-	-	-	-	-	-	-	(408,404)	-	(408,404)

Balance January 1, 2004	-	-	200	200	-	-	87	-	-	(408,404)	-	(408,117)

Shares issued in reverse merger	-	-	81,788,563	81,589	-	-	(81,876)	-	-	-	-	(287)

Shares issued in conversion of notes	-	-	3,211,250	3,211	-	-	256,318	-	-	-	-	259,529

Net loss for the year	-	-	-	-	-	-		-	-	(251,734)	-	(251,734)

Balance December 31, 2004	-	-	85,000,013	85,000	-	-	174,529	-	-	(660,138)	-	(400,609)

Net loss for the year	-	-	-	-	-	-	-	-	-	(347,397)	-	(347,397)

Balance December 31, 2005	-	-	85,000,013	85,000	-	-	174,529	-	-	(1,007,535)	-	(748,006)

Shares and warrants issued in private placement, net of placement fees	-	-	5,850,000	5,850	-	-	307,507	208,143	-	-	-	521,500

Shares issued for services rendered	-	-	1,500,000	1,500	-	-	148,500	-	-	-	-	150,000

Warrants issued to former noteholders	-	-	-	-	-	-	-	159,610	-	-	-	159,610

Warrants issued to consultant in private placement	-	-	-	-	-	-	-	17,769	-	-	-	17,769

Adjust fair value of warrants issued in private placement	-	-	-	-	-	-	-	114,930	-	-	-	-

Royalty fees forgiven by Lawrence Livermore	-	-	-	-	-	-	380,000	-	-	-	-	380,000

Net loss for the year ended December 31, 2006 as previously reported	-	-	-	-	-	-	-	-	-	(771,352)	-	(771,352)

Prior period adjustment - correction of an error see Note 10	-	-	-	-	-	-	-	(114,930)	-	114,930	-	-

Net loss for the year ended December 31, 2006 as restated	-	-	-	-	-	-	-	-	-	(656,422)	-	(656,422)

Balance December 31, 2006	-	-	92,350,013	92,350	-	-	1,010,536	385,522	-	(1,663,957)	-	(175,549)

Warrants issued to placement agent	-	-	-	-	-	-	-	292,518	-	-	-	292,518

Warrants issued to convertible noteholders	-	-	-	-	-	-	-	513,132	-	-	-	513,132

Beneficial conversion feature on convertible notes	-	-	-	-	-	-	505,300	-	-	-	-	505,300

Shares issued for services rendered (including prepaid services)	-	-	6,460,000	6,460	-	-	2,528,090	-	-	-	-	2,534,550

Exercise of warrants	-	-	163,375	163	-	-	40,584	(16,241)	-	-	-	24,506

Net loss for the year ended December 31, 2007	-	-	-	-	-	-	-	-	-	(2,174,069)	-	(2,174,069)

Balance December 31, 2007	-	-	98,973,388	98,973	-	-	4,084,510	1,174,931	-	(3,838,026)	-	1,520,388

Exercise of warrants	-	-	69,850	70	-	-	17,352	(6,944)	-	-	-	10,478

Shares issued for services rendered (including prepaid services)	-	-	1,075,000	1,075	-	-	228,425	-	-	-	-	229,500

Net loss for the year ended December 31, 2008	-	-	-	-	-	-	-	-	-	(4,572,358)	-	(4,572,358)

Balance December 31, 2008	-	-	100,118,238	100,118	-	-	4,330,287	1,167,987	-	(8,410,384)	-	(2,811,992)

RAPTOR RESOURCES HOLDINGS INC.
(FORMERLY LANTIS LASER INC.)
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE PERIOD JANUARY 14, 1998 (INCEPTION) THROUGH DECEMBER 31, 2012

										Deficits
								Additional		Accumulated
							Additional	Paid-in		During the
	Preferred Stock		Common Stock		Treasury Stock		Paid-in	Capital-	Deferred	Exploration	Noncontrolling
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Warrants	Compensation	Stage	Interest	Total

Exercise of warrants	-	-	-	-	-	-	-	-	-	-	-	-

Shares returned to treasury and retired			(3,000,000)	(3,000)	-	-	3,000	-	-	-	-	-

Shares issued upon conversion from note payable			833,334	833	-	-	111,049	-	-	-	-	111,882

Shares issued for services rendered (including prepaid services)	-	-	2,250,000	2,250	-	-	160,250	-	-	-	-	162,500

Net loss for the year ended December 31, 2009	-	-	-	-	-	-	-	-	-	(1,375,669)	-	(1,375,669)

Balance December 31, 2009	-	$-	100,201,572	$100,201	-	$-	$4,604,586	$1,167,987	$-	$(9,786,053)	$-	$(3,913,279)

Shares issued for services rendered (including prepaid services)	-	-	500,000	500	-	-	19,500	-	-	-	-	20,000

Shares issued upon conversion from note payable	-	-	39,173,333	39,173	-	-	2,289,514	-	-	-	-	2,328,687

Beneficial conversion feature on convertible notes	-	-	-	-	-	-	36,207	-	-	-	-	36,207

Net loss for the year ended December 31, 2010	-	-	-	-	-	-	-	-	-	(621,397)	-	(621,397)

Balance December 31, 2010	-	$-	139,874,905	$139,874	-	$-	$6,949,807	$1,167,987	$-	$(10,407,450)	$-	$(2,149,782)

Shares issued for services rendered	-	-	11,150,000	11,150	-	-	186,068	-	-	-	-	197,218

Shares issued upon conversion from note payable and accrued interest	-	-	35,535,397	35,535	-	-	164,191	-	-	-	-	199,726

Shares issued for acquisition of Ontage Resources	-	-	5,000,000	5,000	-	-	145,000	-	-	-	-	150,000

Recapitalization due to reverse merger with TAG Minerals Inc.	-	-	165,000,000	165,000	-	-	(200,278)					(35,278)

Conversion of notes payable and accrued interest to warrants	-	-	-	-	-	-	921,666	100,800	-	-	-	1,022,466

Shares issued for cash	-	-	16,645,298	16,646	-	-	323,354	-	-	-	-	340,000

Shares issued to lender of Raptor	-	-	5,000,000	5,000	-	-	150,000	-	-	-	-	155,000

Net loss for the year ended December 31, 2011	-	-	-	-	-	-	-	-	-	(977,052)	-	(977,052)

Balance December 31, 2011	-	$-	378,205,600	$378,205	-	$-	$8,639,808	$1,268,787	$-	$(11,384,502)	$-	$(1,097,702)

Shares issued for services rendered	1,000,000	1,000	-	-	-	-	-	-	-	-	-	1,000

Shares issued for services rendered	-	-	1,100,000	1,100	-	-	22,022	-	-	-	-	23,122

Shares issued for cash	-	-	3,400,856	3,401	-	-	66,539	25,560	-	-	-	95,500

Shares issued for services rendered	915,000	915	-	-	-	-	914,085	-	(840,000)	-	-	75,000

Shares issued for conversion of debt	45,000	45	-	-	-	-	44,955	-	-	-	-	45,000

Shares issued for cash	182,000	182	-	-	-	-	181,818	-	-	-	-	182,000

Shares issued for conversion of debt	-	-	1,500,000	1,500	-	-	73,500	-	-	-	-	75,000

Shares Issued in Equity Exchange - Mabwe Minerals Zimbabwe (PVT) LTD	25,000	25	-	-	-	-	24,975	-	-	-	-	25,000

Share of capital for Mabwe Minerals share issuances	-	-	-	-	-	-	1,202,375	-	-	-	-	1,202,375

Change in noncontrolling interest - initial acquisition	-	-	-	-	-	-	-	-	-	-	(33,930)	(33,930)

Restructuring agreement with former owners	-	-	-	-	(54,358,923)	(300,000)	732,853	(100,800)	-	-	-	332,053

Amortization of deferred compensation	-	-	-	-	-	-	-	-	420,000	-	-	420,000

Net loss for the year ended December 31, 2012	-	-	-	-	-	-	-	-	-	(1,366,913)	(56,085)	(1,422,998)

Balance December 31, 2012	2,167,000	$2,167	384,206,456	$384,206	(54,358,923)	$(300,000)	$11,902,930	$1,193,547	$(420,000)	$(12,751,415)	$(90,015)	$(78,580)

The accompanying notes are an integral part of the financial statements.

RAPTOR RESOURCES HOLDINGS INC.
(FORMERLY LANTIS LASER INC.)
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE TWELVE MONTHS ENDED DECEMBER 31, 2012 AND 2011
WITH CUMULATIVE TOTALS SINCE JANUARY 14, 1998 (INCEPTION)

			CUMULATIVE
	FOR THE YEARS ENDED		TOTALS SINCE
	DECEMBER 31,		INCEPTION
	2012	2011	JANUARY 14, 1998

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,366,913)	$(977,052)	$(12,751,415)

Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	2,846	22,729	139,304
Noncontrolling interest adjustment	(184,997)	-	(184,997)
Amortization of debt issuance costs	-	-	287,571
Interest expense - debt discount	-	-	504,606
Interest expense - beneficial conversion feature	-	20,382	533,023
Gain on conversion of notes payable and interest	(13,110)	(524)	(13,634)
Gain on sale of equipment	-	(1,066)	(1,066)
Forgiveness of debt on conversion of debt to equity	(132,917)	-	(132,917)
(Gain) loss on investment under equity method	(55,275)	-	112,389
Loss on investment under cost method	150,000	-	150,000
License fees payable for research and development	-	-	605,000
Warrants issued to former noteholders and consultants	-	-	469,897
Common stock issued to secure acquisition of Raptor/Mab Z	-	155,000	155,000
Common stock issued for consulting services	180,447	197,218	1,256,715
Preferred stock issued for consulting services	496,000	-	496,000
Cash flow effect of reverse merger	-	(35,278)	(35,278)

Changes in assets and liabilities
Decrease (increase) in prepaid expenses	(6,386)	-	2,198,614
Increase (decrease) in accounts payable and
and accrued expenses	425,477	284,511	2,274,770
Accrued interest on convertible notes	40,950	43,621	550,360
Total adjustments	903,035	686,593	9,365,357

Net cash used in operating activities	(463,878)	(290,459)	(3,386,058)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of fixed assets, net of disposals	-	(6,101)	(144,420)
Investment under equity method	-	-	(167,664)

Net cash used in investing activities	-	(6,101)	(312,084)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from loans payable - other	42,786	80,000	319,786
Repayments made on note payable for Dodge Mines	(91,583)	(150,000)	(241,583)
Proceeds from exercise of warrants	-	-	34,984
Proceeds from convertible notes and warrants,
net of debt issuance costs	-	-	2,284,310
Payments of license fee payable	-	-	(225,000)
Proceeds from private placement, net of fees (including cash
received for shares to be issued) - preferred and common stock	547,500	340,000	1,409,000
Proceeds (payments) from related parties	(27,000)	32,250	139,542

Net cash provided by financing activities	471,703	302,250	3,721,039

NET INCREASE IN
CASH AND CASH EQUIVALENTS	7,825	5,690	22,897

CASH AND CASH EQUIVALENTS -
BEGINNING OF PERIOD	15,072	9,382	-

CASH AND CASH EQUIVALENTS - END OF PERIOD	$22,897	$15,072	$22,897

CASH PAID DURING THE PERIOD FOR:
Income taxes	$-	$-	$-
Interest expense	$-	$-	$93,517

SUPPLEMENTAL NONCASH INFORMATION:

Conversion of notes and interest for common stock,
net of discounts and issuance costs	$75,000	$199,726	$3,011,031
Acquisition of Dodge Mines for Note Payable	$-	$433,000	$433,000
Conversion of license fee payable into capital	$-	$-	$380,000
Common stock issued to secure acquisition of Raptor	$-	$155,000	$155,000
Preferred stock issued for goodwill	$25,000	$-	$25,000
Warrants issued to former noteholders and consultants	$-	$-	$469,897
Common stock issued for acquisition	$-	$150,000	$150,000
Common stock issued for prepaid expenses	$-	$-	$2,205,000
Conversion of accrued expenses for note payable-related parties	$-	$-	$960,000
Conversion of note payable-related parties and accrued interest
to warrants	$-	$1,022,466	$1,022,466
Noncontrolling interest - Mabwe Minerals, Inc.	$(184,997)	$-	$(184,997)
Liabilities forgiven related to restructuring with former owners	$732,853	$-	$732,853
Conversion of Dodge Mines Note Payable for Preferred Stock	$45,000	$-	$45,000
Effect of reverse merger with TAG Minerals, Inc.
Cash	$-	$24,772	$24,772
Accounts payable and accrued expenses	-	(50)	(50)
Effect on retained earnings	-	(60,000)	(60,000)
Cash flow effect from reverse merger	$-	$(35,278)	$(35,278)

The accompanying notes are an integral part of the financial statements.

RAPTOR RESOURCES HOLDINGS INC.

(FORMERLY LANTIS LASER INC.)

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012 AND 2011

NOTE 1 -              ORGANIZATION AND BASIS OF PRESENTATION

Raptor Resources Holdings Inc. (formerly Lantis Laser, Inc. (the “Company”) was incorporated in the State of New Jersey on January 14, 1998. On November 3, 2004, the Company was acquired by Hypervelocity, Inc., a Nevada corporation.

In the transaction, the Company exchanged 100% of their stock in exchange for 127,718,500 shares of common stock of Hypervelocity, Inc. The transaction was treated for accounting purposes as a reverse merger with the Company being the accounting acquirer. Included in the 127,718,500 shares issued to the shareholders of the Company in the transaction, 6,422,500 shares were issued in conversion of convertible notes payable the Company had entered into in 2001 and 2003. The shares represent the conversion of the original notes, the interest accrued on those notes as well as warrants that were offered and paid for by the note holders. The value of the convertible notes, interest and warrants were $259,529.

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

Management of the Company had extensive experience in the dental industry, including technology, development, marketing and distribution, clinical and research dentistry.

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

RAPTOR RESOURCES HOLDINGS INC.

(FORMERLY LANTIS LASER INC.)

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012 AND 2011

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

On April 22, 2011, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Lantis Acquisition Corp., a Wyoming corporation and wholly-owned subsidiary of the Company (“Merger Sub”), and TAG Minerals Inc., a Wyoming corporation (“TAG”), pursuant to which the Merger Sub was merged into TAG (the “Merger”). As a result of the Merger TAG became a wholly-owned subsidiary of the Company. The transaction was completed on May 23, 2011 and the Company issued to the shareholders of TAG 165,000,000 shares of common stock which represented 50% of the total issued and outstanding shares at the time of the Merger in exchange for 100% of their shares in TAG. The Company accounted for this transaction as an acquisition.

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

Concurrent with the Merger Agreement, the Company’s former Chief Executive Officer and Executive Vice President Clinical Affairs and a Director of the Company resigned on May 6, 2011. The Company retained these former executives to continue to manage the dental technology subsidiary of the Company. These two executives received employment contracts dated May 23, 2011.

The President and Chief Executive Officer of TAG were named the new President and Chief Executive Officer of the Company. In addition, the remaining two shareholders of TAG became directors of the Company, with one of these Directors resigning in January 2013.

At the time of the Merger, the Board of Directors approved the conversion of an outstanding note for each officer totaling $960,000 plus accrued interest of $62,466 into 14,400,000 warrants with a cashless exercise provision. The warrants have a term of five-years with an exercise price of $0.075. The Company performed a Black-Scholes calculation to determine the value of the warrants, and they were determined to have a value of $100,800.

The gain on the conversion of the related party debt to warrants of $921,666 is reflected in additional paid-in capital in accordance with ASC 850.

The other related party debt of $150,000 at the time of the Merger was converted to a convertible note. The notes will be repaid at the rate of 5% of any funding, whether debt or equity, received by the Company or its subsidiaries, or 5% of net revenues of the Company until repaid in full. The note holders have the right to convert any amounts outstanding and due to them at $0.075 per share at their sole discretion.

RAPTOR RESOURCES HOLDINGS INC.

(FORMERLY LANTIS LASER INC.)

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012 AND 2011

NOTE 1 -              ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

In July 2011, TAG-Z, acquired 100% of the capital stock of Ontage Resources (Private) Limited (“Ontage”). Ontage holds a 10% stake in an existing operating gold mining producer, Slashwood Mining (Private) Limited (“Slashwood Mining”). Slashwood Mining is a registered percentage owner of 8 custom gold milling centers across various locations in Zimbabwe, along with ownership of 30 mining claims encompassing approximately 2,000 acres. All of the gold milling centers and mining claims are completely outfitted with mining equipment; to include gold-ore crushers, excavators, generators and dump trucks. Slashwood Mining has 200 employees and is forging a path of expansion into mining projects. On December 31, 2012 the Company has permanently impaired the investment in Slashwood Mining, originally valued at $150,000 to $0. The July 2011 TAG-Z, acquisition of 100% of the capital stock of Ontage has been deemed to be worthless as of December 31, 2012. Ontage is a wholly owned subsidiary of TAG-Z a consolidated variable interest entity of the Company and its only activity has been the acquisition of 10% stake in an existing operating gold mining producer, Slashwood Mining.

On September 19, 2011, TAG-Z, entered into a Sale of Shares Agreement, whereby, TAG-Z was to pay $433,000 in installments through November 30, 2012 for 100% of the Dodge Mine blocks 1-6, located in Zimbabwe. The property consists of three hydrothermal mountains representing 123 hectares containing multiple deposits of superior grade barite, limestone and talc based on the drilling reports that management received from the previous owner of the Dodge mine blocks. Along with the purchase of the Dodge Mine blocks 1-6, TAG-Z received 50% of the issued and outstanding shares of common stock of Chiroswa Minerals (PVT) Limited (“Chiroswa”), an inactive company originally formed to conduct mining operations on the Dodge Mine. Since Chiroswa is an inactive company, TAG-Z has canceled the Chiroswa shares it received under the Sale of Share Agreement and intends to conduct mining operations on the Dodge blocks itself.

On June 1, 2012 the Company entered into a contract renegotiation with the owner of Dodge Mines Blocks 1-6, Chiroswa Syndicate (“Chiroswa”) related to the previous agreement for the $433,000 in installment payments for the Dodge Mine blocks 1-6, located in Zimbabwe. Under the new terms of the contract with Chiroswa, Chiroswa accepted 45,000 shares of our Preferred Convertible Series B stock (each share is convertible into 50 shares of Common Stock of Raptor Resources Holdings Inc. (RRHI) and 25 shares of common stock of majority owned Mabwe Minerals Inc. (MBMI)). The Company paid $3,000 as a down payment with $27,000 due upon the retitling of the Dodge Mine Blocks 1-6 into the name of Mabwe Minerals Zimbabwe (PVT) Limited (Mabwe-Z). An additional $30,000 will be paid in five equal monthly installments beginning October 1, 2012. Under the terms of the amended contract with Chiroswa, it forgave $132,917 of the debt owed and agreed that upon completion of the retitling of the asset into the name of Mabwe-Z the asset of the Dodge Mine Blocks 1-6 ($433,000) and the remaining liability ($57,000) will be transferred to Mabwe-Z to support continuing operations and revenue generating activities. Mabwe-Z became a majority-owned subsidiary of the Company on June 29, 2012.

RAPTOR RESOURCES HOLDINGS INC.

(FORMERLY LANTIS LASER INC.)

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012 AND 2011

NOTE 1 -              ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

On December 2, 2011, the Company entered into a Stock Purchase Agreement (the “Agreement”) with Raptor Networks Technology, Inc. (RPTN: OTCQB) (“Raptor”) under which the Company issued 5,000,000 shares of its common stock to the lender of certain convertible notes of Raptor, as incentive to convert their promissory notes into shares of common stock. As a result of this transaction, Raptor issued 55% of the issued and outstanding shares of common stock to the Company, and thus Raptor became a majority owned subsidiary of the Company, and under the terms of the Agreement, the officers and directors of Raptor will resign. Al Pietrangelo, President and CEO of the Company, will become President and CEO of Raptor and be the sole member of the Board of Directors. Raptor has commenced making the required filings with the Financial Industry Regulatory Authority (“Finra”) and the SEC to amend its charter, conduct a reverse split and issue additional shares of its common stock to allow the Company to hold 80% of its issued and outstanding shares of common stock on a post-split basis. As of December 31, 2011, approvals by Finra and the SEC have not occurred to reverse split the shares of common stock of Raptor. On March 5, 2012, the Company amended its Articles of Incorporation to change its name to Raptor Resources Holdings Inc. to more clearly reflect its new focus on the mining of gold and other industrial minerals and to help build a new brand identity. The name change became effective March 28, 2012 (see Note 15).

On June 28, 2012 the charter of Mabwe increased the number of authorized shares of common stock. Mabwe issued to the Company an additional 79,078,817 shares of its common stock (post 1:10 reverse split) giving the Company at that time ownership of 80% of the issued and outstanding shares of Mabwe common stock.

On October 27, 2012, the Mabwe Minerals Inc., MAB-Z, and WGB Kinsey & Company (“Kinsey”) entered into an Equity Exchange Agreement (“Equity Exchange Agreement”). In accordance with the Equity Exchange Agreement, the Company issued 5,000,000 shares of their common stock to Kinsey in exchange for a 25% ownership for MAB-Z in Kinsey. Additionally, should the value of the 5,000,000 shares of common stock fail to be valued at $5,000,000 on December 31, 2013, Mabwe Minerals Inc., must issue additional shares of common stock to achieve that value for Kinsey. The common shares issued have been valued at $500,000, as the price of MBMI common stock was trading at $0.10 per share, and no valuation has been provided for Kinsey at this time.

Kinsey, based in Zimbabwe, Africa, has operated since 1955 in the mining and construction industry. They own their own mining equipment, including a fleet of articulated dump trucks, front and wheeled loaders, excavators, dozers and graders. With both open pit and open cast mining experience ranging from chrome to platinum to gold, they possess all the experience necessary to efficiently perform all the mining operations at the Dodge Mines.

RAPTOR RESOURCES HOLDINGS INC.

(FORMERLY LANTIS LASER INC.)

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012 AND 2011

NOTE 1 -              ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

On December 17, 2012 the Company entered into a share buyback restructuring agreement with Stanley Baron (former Chief Executive Officer of the Company) and Craig Gimbel (former Executive Vice President of the Company) where Baron and Gimbel returned all of their shares (26,847,423 and 27,511,500 respectively) along with granting exercisable option rights on their warrants to buy Company stock. The number of warrants held by Baron and Gimbel are 8,640,000 and 5,760,000 respectively with an exercise price of $.075/share. Under terms of this agreement Baron and Gimbel executed an option agreement simultaneously to TAG and the Company to purchase all of the shares back at $.04/share. The agreement terminated the employment agreements and all money owed to Baron and Gimbel including a $150,000 loan from the former employees. As consideration Baron and Gimbel received shares of Mabwe Minerals Inc., a majority owned subsidiary of the Company in the amounts of 1,700,0000 and 1,300,000, respectively. Additionally, Baron and Gimbel received from the Company all contracts related to the dental technology business of the Company. There were no assets recorded for this division, and no development done for the past year, as this was inactive. The Company no longer is engaged in the dental technology business. The cancellation of the Baron and Gimbel shares and issuance of the certificate in the name of the Company was January 30, 2013 by the Company’s transfer agent. The closing of the transaction occurred December 17, 2012, and therefore was recorded in the 2012 financial statements.

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

Going Concern

As shown in the accompanying consolidated financial statements the Company has incurred recurring losses of $1,366,913 and $977,052 for the years ended December 31, 2012 and 2011 respectively, and has incurred a cumulative loss of $12,751,415 since inception (January 14, 1998).  The Company has a working capital deficit in the amount of $542,762 as of December 31, 2012. With high gold prices and the contacts for mining rights that the principals of the Company maintain in Zimbabwe, the Company remains positive about the future.

RAPTOR RESOURCES HOLDINGS INC.

(FORMERLY LANTIS LASER INC.)

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012 AND 2011

NOTE 1 -              ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

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

RAPTOR RESOURCES HOLDINGS INC.

(FORMERLY LANTIS LASER INC.)

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012 AND 2011

NOTE 2 -              SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Exploration Stage Company

The Company is considered to be in the exploration stage as defined in ASC 915. The Company had previously devoted substantially all of its efforts to the development of their OCT technology. The Company is currently devoting a majority of its time to the exploration of gold and other minerals.

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

The Company as of December 31, 2012 owns 68.25% of Mabwe Minerals Inc. The 31.75% noncontrolling interest is reflected in the consolidated financial statements. This dilution was due to the private placement sale of common stock by its subsidiary, Mabwe Minerals Inc., and stock issued for services rendered and to be rendered. Additionally Mabwe issued shares for an equity swap with WGB Kinsey and Co and the 3,000,000 shares for the Baron/Gimbel equity restructuring. Mabwe issued 19,590,000 shares of common stock diluting the interest of Raptor Resources Holdings Inc. from 80% at acquisition on June 29, 2012 to 68.25% as of December 31, 2012.

Noncontrolling Interests

In accordance with ASC 810-10-45, Noncontrolling Interests in Consolidated Financial Statements, the Company classifies controlling interests as a component of equity within the balance sheets. The Company has retroactively applied the provisions in ASC 810-10-45 to the financial information for the period ended December 31, 2012. There was no activity from December 2, 2011 through June 30, 2012 in Mabwe, the Company’s majority-owned subsidiary. The Company’s controlling interest was reduced this year due to sale of stock through private placement and the issuance of stock for services rendered and to be rendered, Additionally Mabwe issued shares for an equity swap with WGB Kinsey and Co and the 3,000,000 shares for the Baron/Gimbel equity restructuring. The noncontrolling interest thus changed to a balance of ($90,015). The net loss attributable to noncontrolling interest for the year ended December 31, 2012 was $56,085.

RAPTOR RESOURCES HOLDINGS INC.

(FORMERLY LANTIS LASER INC.)

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012 AND 2011

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

Revenue Recognition

The Company has not recognized revenues to date. The Company anticipates recognizing revenue in accordance with the contracts they enter into for their gold mining business.

RAPTOR RESOURCES HOLDINGS INC.

(FORMERLY LANTIS LASER INC.)

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012 AND 2011

NOTE 2 -              SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Income Taxes

The Company accounts for income taxes in accordance with the asset and liability method.   Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates for the periods in which the differences are expected to reverse.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

The Company records a valuation allowance if based on the weight of available evidence, it is more likely than not that some or all of the deferred tax asset will not be realized.  In determining the possible realization of deferred tax assets, the Company considers future taxable income from the following sources: (i) the reversal of taxable temporary differences, (ii) taxable income from future operations and (iii) tax planning strategies that, if necessary, would be implemented to accelerate taxable income into periods in which net operating losses might otherwise expire.

The Company also recognizes the income tax effect of tax positions taken or expected to be taken in a tax return.  For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities.  The amount recognized is measured as the largest amount of benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement.  If recognized, the tax portion of the adjustment would affect the effective tax rate.

Uncertainty in Income Taxes

The Company follows ASC 740-10, Accounting for Uncertainty in Income Taxes. This interpretation requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach. ASC 740-10 is effective for fiscal years beginning after December 15, 2006. Management has adopted ASC 740-10 for 2008, and they evaluate their tax positions on an annual basis. The Company’s policy is to recognize both interest and penalties related to unrecognized tax benefits expected to result in payment of cash within one year are classified as accrued liabilities, while those expected beyond one year are classified as other liabilities. The Company has not recorded any interest or penalties since its inception.

The Company files income tax returns in the U.S. federal tax jurisdiction and various state tax jurisdictions. The tax years for 2009 to 2011 remain open for examination by federal and/or state tax jurisdictions. The Company is currently not under examination by any other tax jurisdictions for any tax year.

Advertising Costs

The Company expenses the costs associated with advertising as incurred. Advertising expenses for the years ended December 31, 2012 and 2011 are included in professional, consulting and marketing fees in the consolidated statements of operations.

RAPTOR RESOURCES HOLDINGS INC.

(FORMERLY LANTIS LASER INC.)

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012 AND 2011

NOTE 2 -              SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Fixed Assets

Fixed assets are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets; computer equipment – 3-5 years, and furniture and fixtures - 5 years.

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

Segment Information

The Company follows the provisions of ASC 280-10, "Disclosures about Segments of an Enterprise and Related Information”. This standard requires that companies disclose operating segments based on the manner in which management disaggregates the Company in making internal operating decisions. The Company operates in one reporting segments, mining activities.

(Loss) Per Share of Common Stock

Basic net (loss) per common share is computed using the weighted average number of common shares outstanding. Diluted earnings per share ("EPS") include additional dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options and warrants as well as stock issuable upon the conversion of preferred stock and convertible notes. Common stock equivalents were not included in the computation of diluted earnings per share on the consolidated statement of operations due to the fact that the Company reported a net loss and to do so would be anti-dilutive for the periods presented.

RAPTOR RESOURCES HOLDINGS INC.

(FORMERLY LANTIS LASER INC.)

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012 AND 2011

NOTE 2 -              SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The following is a reconciliation of the computation for basic and diluted EPS:

			Cumulative
			Totals since
	December 31,	December 31,	14-Jan-98
	2012	2011	(Inception)

Net loss	$(1,366,913)	$(977,052)	$(12,751,415)

Weighted-average common shares Outstanding (Basic)	367,127,617	280,812,406	84,211,252
Weighted-average common stock
Equivalents
Convertible Notes	6,990,000	10,190,000	10,190,000
Preferred Stock (Series B)	58,350,000	-	-
Warrants	30,457,900	28,886,066	28,886,066

Weighted-average commons shares Outstanding (Diluted)	462,925,517	319,888,472	123,287,318

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

RAPTOR RESOURCES HOLDINGS INC.

(FORMERLY LANTIS LASER INC.)

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012 AND 2011

NOTE 2 -              SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The fair value of the equity instrument is charged directly to compensation expense and additional paid-in capital. For common stock issuances to non-employees that are fully vested and are for future periods, the Company classifies these issuances as prepaid expenses and expenses the prepaid expenses over the service period.

Debt Issuance Costs

Debt issuance costs relate to the fees paid in connection with the Convertible Notes. These fees are being amortized over the life of the Convertible Notes which is three years. Should the notes be converted prior to the maturity date of three years, then the debt issuance costs will be amortized sooner. The Company amortized $0 for the years ended December 31, 2011 and 2010.

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

Equity Method Investments

Equity method investments are accounted for under ASC 323. In accordance with the ASC, these investments will be maintained at fair value, and increased or decreased based upon the net income or loss of the investee as well as any contributions made and dividends paid.

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

RAPTOR RESOURCES HOLDINGS INC.

(FORMERLY LANTIS LASER INC.)

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012 AND 2011

NOTE 2 -              SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

In September 2011, FASB issued ASU 2011-08, Testing Goodwill for Impairment, which amended goodwill impairment guidance to provide an option for entities to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. After assessing the totality of events and circumstances, if an entity determines that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount; performance of the two-step impairment test is no longer required. This guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. Adoption of this guidance is not expected to have any impact on the Company’s results of operations, cash flows or financial position.

In July 2012, the FASB issued ASU 2012-02, Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment, on testing for indefinite-lived intangible assets for impairment. The new guidance provides an entity to simplify the testing for a drop in value of intangible assets such as trademarks, patents, and distribution rights. The amended standard reduces the cost of accounting for indefinite-lived intangible assets, especially in cases where the likelihood of impairment is low. The changes permit businesses and other organizations to first use subjective criteria to determine if an intangible asset has lost value. The amendments to U.S. GAAP will be effective for fiscal years starting after September 15, 2012. The Company’s adoption of this accounting guidance does not have a material impact on the consolidated financial statements and related disclosures.

There were other updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

RAPTOR RESOURCES HOLDINGS INC.

(FORMERLY LANTIS LASER INC.)

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012 AND 2011

NOTE 3 -              FIXED ASSETS AND MINING RIGHTS

Fixed Assets:

Fixed assets as of December 31, 2012 and 2011 were as follows:

	Estimated
	Useful Lives	December 31,	December 31,
	(Years)	2012	2011
Computer Equipment	3-5	$2,476	$2,476
Machinery	5	6,800	6,800
		9,276	9,276
Less: accumulated depreciation		(3,093)	(248)
Fixed assets, net		$6,183	$9,028

There was $2,846 and $22,729 charged to operations for depreciation expense for the years ended December 31, 2012 and 2011, respectively. In October 2011, the Company sold equipment that had a net book value of $2,109 for $3,175 resulting in a gain of $1,066.

Mining Rights:

On September 19, 2011, TAG-Z, entered into a Sale of Shares Agreement, whereby, TAG-Z was to pay $433,000 in installments through November 30, 2012 for 100% of the Dodge Mine blocks 1-6, located in Zimbabwe. The property consists of three hydrothermal mountains representing 123 hectares containing multiple deposits of superior grade barite, limestone and talc based on the drilling reports that management received from the previous owner of the Dodge mine blocks. Along with the purchase of the Dodge Mine blocks 1-6, TAG-Z received 50% of the issued and outstanding shares of common stock of Chiroswa Minerals (PVT) Limited (“Chiroswa”), an inactive company originally formed to conduct mining operations on the Dodge Mine. Since Chiroswa is an inactive company, TAG-Z has canceled the Chiroswa shares it received under the Sale of Share Agreement and intends to conduct mining operations on the Dodge blocks itself.

On January 9, 2012, TAG-Z expanded the property along the hydrothermal mountain range adding an additional 500 hectares bringing the total Dodge Mine property size to 623 hectares. The only cost expended was the acquisition of a prospecting license to determine feasibility of claim development recorded as exploration cost.

RAPTOR RESOURCES HOLDINGS INC.

(FORMERLY LANTIS LASER INC.)

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012 AND 2011

NOTE 3 -              FIXED ASSETS AND MINING RIGHTS (COMBINED)

 On June 1, 2012 the Company entered into a contract renegotiation with the owner of Dodge Mines Blocks 1-6, Chiroswa Syndicate, related to the previous agreement for the $433,000 in installment payments of the Dodge Mine blocks 1-6, located in Zimbabwe. Under amended terms of the contract Chiroswa accepted 45,000 shares of the Company's Preferred Convertible Series B stock (each share is convertible into 50 shares of Common Stock of Raptor Resources Holdings Inc. (RRHI) and 25 shares Common Stock of majority owned Mabwe Minerals Inc. (MBMI)). The deal was secured with $27,000 due upon the retitling of the Dodge Mine blocks 1-6 into the Name of Mabwe Minerals Zimbabwe (PVT) Limited (Mabwe-Z). The additional $33,000 will be paid in installments commencing October 1, 2012. This transaction resulted in the forgiveness of $132,917 of the debt owed. With the acquisition of MAB-Z the chief revenue producing asset of mining rights of the Dodge Mine Blocks 1-6 and the associated note payable were transferred from fully consolidated subsidiary of Raptor Resources Holdings Inc. TAG-Z to MAB-Z a fully consolidated variable interest entity of Mabwe Minerals Inc., a majority owned subsidiary of Raptor Resources Holdings Inc., The value transferred to MAB-Z for the Mining rights of Dodge Mine blocks 1-6 has a book value of $433,000 offset by a note payable $57,000 at the time of transfer. This value of $376,000 in related party loans is further offset by net payment of expenses incurred by and paid on behalf of consolidating parent Raptor Resources Holdings Inc. Though the balance in the related party payable is nearly identical to that of the Dodge Mine Blocks Net asset there have been several invoices flow through the account in either direction they nearly zero out. The value of the Note Payable for the Dodge Mines at December 31, 2012 was $13,500. Also in this related party activity is the charge for the 25,000 shares of stock that were issued by Raptor Resources Holdings Inc. to acquire MAB-Z. This transaction has also resulted in recording of Goodwill on the books of MAB-Z, as the value of the 25,000 shares of Series B Preferred Convertible Stock of Raptor Resources Holdings Inc. has a value of $25,000.

RAPTOR RESOURCES HOLDINGS INC.

(FORMERLY LANTIS LASER INC.)

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012 AND 2011

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

On December 28, 2012, one of the noteholders signed their notice of conversion to convert $60,000 in principal and accrued interest in the amount of $28,110 for 1,500,000 shares of common stock in the amount of $75,000 ($0.05 conversion price). The transaction resulted in a gain of $13,110 on conversion. The transaction was reflected in the financial statements for 2012 as the conversion notice was dated December 28, 2012. The share certificate was not issued until January 31, 2013.

RAPTOR RESOURCES HOLDINGS INC.

(FORMERLY LANTIS LASER INC.)

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012 AND 2011

NOTE 4 -              CONVERTIBLE NOTES (CONTINUED)

Interest expense on the Original Noteholders Convertible Notes for the years ended December 31, 2012 and 2011 was $40,950 and $64,002, respectively and $191,359 is accrued at December 31, 2012. A total of $404,413 of accrued interest was converted into common stock at the time of the note conversions in 2010 and 2011. Interest expense on the debt discount was $0 for the years ended December 31, 2012 and 2011, respectively, and amortization of the discount on the beneficial conversion feature was $0 for the years ended December 31, 2012 and 2011.

As a result of the Company’s failure to timely pay the interest in May 2009, the convertible notes are in technical default. Therefore, the Company has reclassified the debt to current liabilities. The summary of the Convertible Notes is as follows at December 31, 2012:

$349,500 Convertible Notes at 10% interest
per annum due on demand	$349,500

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

Interest expense on the Asher Enterprise Convertible Note for the years ended December 31, 2012 and 2011 was $0. The Asher Enterprise Convertible Note has $0 remaining principal balance.

RAPTOR RESOURCES HOLDINGS INC.

(FORMERLY LANTIS LASER INC.)

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012 AND 2011

NOTE 5 -              CONVERTIBLE NOTES – RELATED PARTIES

In May 2011, the Company converted two 5% interest bearing notes with the former Directors of the Company, and now officers of the dental technology subsidiary in the amount of $149,017 into new Convertible Notes totaling $150,000. The $983 variance was recorded by the Company as an expense.

The Convertible Notes were to be repaid at the rate of 5% of any funding, whether debt or equity, received by the Company or its subsidiaries, or 5% of net revenues of the Company. The noteholders have the right to convert any amounts outstanding and due to them at $0.075 per share at their sole discretion.

As of December 31, 2012, under the terms of the December 17, 2012 agreement the $150,000 balance of this note was forgiven. The forgiveness was recorded as an adjustment to additional paid in capital as the amount was due to a related party.

RAPTOR RESOURCES HOLDINGS INC.

(FORMERLY LANTIS LASER INC.)

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012 AND 2011

NOTE 6 -             RELATED PARTY LOANS

There are no material related party loans outstanding as of December 31, 2012.

The Company had entered into employment agreements with its two senior officers through December 31, 2009. The agreements obligated the Company to pay these officers $200,000 per year through December 31, 2009. Total commitment for the Company was $960,000. The amount is due December 31, 2012; however, there is no prepayment penalty. Concurrent with the Merger, the Directors who are owed the $960,000 plus $62,466 in accrued interest that remained outstanding agreed to convert these amounts into 14,400,000 warrants.

The warrants had a term of five-years, with an exercise price of $0.075. The Company performed a Black-Scholes calculation to determine the value of the warrants, and they were determined to have a value of $100,800. The gain on the conversion of the related party debt to warrants of $921,666 is reflected in additional paid-in capital. Under the terms of the December 17, 2012 restructuring agreement the two senior officers have executed option agreements which assign these warrants to the Company and allow the Company to exercise these warrants at a price of $.04 per share.

With the acquisition of MAB-Z the chief revenue producing asset of mining rights of the Dodge Mine Blocks 1-6 and the associated note payable were transferred from fully consolidated subsidiary of the Company, TAG-Z to MAB-Z a fully consolidated variable interest entity of Mabwe Minerals Inc., majority owned subsidiary of the Company. The value transferred to MAB-Z for the Mining rights of Dodge Mine blocks 1-6 has a book value of $433,000 offset by a note payable $57,000 at the time of transfer. This value of $376,000 in related party loans is further offset by net payment of expenses incurred by and paid on behalf of the Company. Though the balance in the related party payable is nearly identical to that of the Dodge Mine Blocks Net asset there have been several invoices flow through the account in either direction they nearly zero out. The value of the Note Payable for the Dodge Mines at December 31, 2012 was $13,500, as Mabwe Minerals Inc. paid $43,500 during the six months ended December 31, 2012.

Also in this related party activity is the charge for the 25,000 shares of stock that were issued by the Company to acquire MAB-Z. This transaction has also resulted in recording of Goodwill on the books of MAB-Z, as the value of the 25,000 shares of Series B Preferred Convertible Stock of the Company has a value of $25,000. The Company is the ultimate beneficiary of that payment. Further consideration was exchanged but no other asset was created. Management performed an evaluation of the goodwill at December 31, 2012, and determined that no impairment adjustment was necessary at this time.

RAPTOR RESOURCES HOLDINGS INC.

(FORMERLY LANTIS LASER INC.)

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012 AND 2011

NOTE 7 -              NOTE PAYABLE –OTHER

Effective July 26, 2012 MAB-Z entered into a one year financing short term loan agreement with OVERSEAS TRADE AND FINANCING LIMITED for an amount of $40,000 with accrued interest at the rate of 12% . The balance with interest and fees of $42,786 at December 31, 2012 must be fully repaid within 360 days of the effective date. Failure to pay as prescribed or duly extend loan period will result in the accrual of late charges at a rate of 6% per annum. Extension and drawdown fees are 1% and 2% respectively.

RAPTOR RESOURCES HOLDINGS INC.

(FORMERLY LANTIS LASER INC.)

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012 AND 2011

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

As of June 1, 2012, this transaction has been restructured. Under the new terms of this transaction the prior owner of Chiroswa Syndicate accepted 45,000 shares of Preferred Convertible Series B stock (each share is convertible into 50 shares of common stock of the Company and 25 shares of common stock of majority owned Mabwe Minerals Inc. (MBMI)). The transaction was secured with $27,000 due upon the retitling of the Dodge Mine Blocks 1-6 into the name of Mabwe Minerals Zimbabwe (PVT) Limited. An additional $33,000 will be paid in monthly installments commencing October 1 2012. This transaction resulted in the forgiveness of $132,917 of the debt owed.

With the acquisition of MAB-Z the chief revenue producing asset of mining rights of the Dodge Mine Blocks 1-6 and the associated note payable were transferred from fully consolidated subsidiary of the Company, TAG-Z to MAB-Z a fully consolidated variable interest entity of Mabwe Minerals Inc., majority owned subsidiary of the Company. The value transferred to MAB-Z for the mining rights of Dodge Mine blocks 1-6 has a book value of $433,000 offset by a note payable $57,000 at the time of transfer. This value of $376,000 in related party loans is further offset by net payment of expenses incurred by and paid on behalf of consolidating parent the Company. Though the balance in the related party payable is nearly identical to that of the Dodge Mine Blocks Net asset there have been several invoices flow through the account in either direction they nearly zero out. The value of the Note Payable for the Dodge Mines at December 31, 2012 was $13,500, as Mabwe Minerals Inc. paid $43,500 during the last half of the year ended December 31, 2012.

Also in this related party activity is the charge for the 25,000 shares of stock that were issued by the Company to acquire MAB-Z. This transaction has also resulted in recording of Goodwill on the books of MAB-Z, as the value of the 25,000 shares of Series B Preferred Convertible Stock of the Company has a value of $25,000.

RAPTOR RESOURCES HOLDINGS INC.

(FORMERLY LANTIS LASER INC.)

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012 AND 2011

NOTE 9 -              INVESTMENT – EQUITY METHOD

On October 27, 2012, Mabwe Minerals Inc., MAB-Z, and WGB Kinsey & Company (“Kinsey”) entered into an Equity Exchange Agreement (“Equity Exchange Agreement”). In accordance with the Equity Exchange Agreement, Mabwe Minerals Inc. issued 5,000,000 shares of their common stock to Kinsey in exchange for a 25% ownership for MAB-Z in Kinsey. Additionally, should the value of the 5,000,000 shares of common stock fail to be valued at $5,000,000 on December 31, 2013, Mabwe Minerals Inc. must issue additional shares of common stock to achieve that value for Kinsey. The common shares issued have been valued at $500,000, as the price of MBMI common stock was trading at $0.10 per share, and no valuation has been provided for Kinsey at this time.

Kinsey, based in Zimbabwe, Africa, has operated since 1955 in the mining and construction industry. They own their own mining equipment, including a fleet of articulated dump trucks, front and wheeled loaders, excavators, dozers and graders. With both open pit and open cast mining experience ranging from chrome to platinum to gold, they possess all the experience necessary to efficiently perform all the mining operations at the Dodge Mines.

The investment has been accounted for as an equity investment under ASC 323. In accordance with the ASC, the investment will be maintained at fair value, and increased or decreased based upon the net income or loss of Kinsey as well as any contributions made and dividends paid. Mabwe Minerals Inc’s investment increased $55,275 as a result of the incremental profit of Kinsey for the period October 29, 2012 through December 31, 2012 at 25% ownership by MAB-Z.

RAPTOR RESOURCES HOLDINGS INC.

(FORMERLY LANTIS LASER INC.)

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012 AND 2011

NOTE 10 -              LICENSE AND ROYALTY FEES

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

RAPTOR RESOURCES HOLDINGS INC.

(FORMERLY LANTIS LASER INC.)

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012 AND 2011

NOTE 10 -             LICENSE AND ROYALTY FEES (CONTINUED)

In the restructuring agreement with the former officers of the Company, the Company agreed to transfer this license agreement to a newly formed company of the former officers for their relinquishment of the common stock held by them in the Company as well as the forgiveness of certain liabilities. The outstanding liability related to minimum fees for prior years is the responsibility of the Company and remained as a liability.

The $80,000 that remains outstanding to Lawrence Livermore is accrued for as of December 31, 2012.

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

There were no amounts outstanding to LightLab as of December 31, 2012.

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

In the restructuring agreement with the former officers of the Company, the Company agreed to transfer this license agreement to a newly formed company of the former officers for their relinquishment of the common stock held by them in the Company as well as the forgiveness of certain liabilities.

RAPTOR RESOURCES HOLDINGS INC.

(FORMERLY LANTIS LASER INC.)

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012 AND 2011

NOTE 10 -             LICENSE AND ROYALTY FEES (CONTINUED)

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

The latest amendment deferred payment of the annual license maintenance fees due July 9, 2009, July 9, 2010 and July 9, 2011 ($5,000 per year for a total of $15,000) until May 31, 2012 and are included in accrued expenses. No revenues are expected as a result of this agreement.

In the restructuring agreement with the former officers of the Company, the Company agreed to transfer this license agreement to a newly formed company of the former officers for their relinquishment of the common stock held by them in the Company as well as the forgiveness of certain liabilities.

RAPTOR RESOURCES HOLDINGS INC.

(FORMERLY LANTIS LASER INC.)

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012 AND 2011

NOTE 11 -            COMMITMENTS

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

SERVICES RENDERED AGREEMENT

Mabwe Minerals Inc. entered into a Services Rendered Agreement with WGB Kinsey and Mabwe Minerals Inc. in August 2012. Under the agreement, Mabwe Minerals Inc. agreed to issue 1,000,000 shares of common stock to Kinsey in exchange for Kinsey to allocate the necessary resources to mine the Dodge Mines at a rate consistent with Mabwe Minerals Inc’s ability to grow their transportation capacity which currently represents 140,000 metric tons. No production has taken place during the period ended December 31, 2012. It is anticipated that production will commence during the second quarter of fiscal 2013.

RAPTOR RESOURCES HOLDINGS INC.

(FORMERLY LANTIS LASER INC.)

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012 AND 2011

NOTE 12 -              STOCKHOLDERS’ EQUITY (DEFICIT)

Series A Preferred Stock

The Company also removed the 1,000,000 shares of preferred stock from its charter, and on January 23, 2007, amended its articles of incorporation to create a class of preferred stock, and authorized the issuance of 10,000,000 shares of preferred stock at $.001 par value. On January 24, 2012, the Company amended its articles of incorporation to authorize the issuance of 3,000,000 shares of Series A preferred stock, par value $.001. Each share of Series A preferred stock has 300 votes and votes with the holders of common stock on all matters which require a vote of the shareholders.

During the year ended December 31, 2012, 1,000,000 shares of Series A preferred stock has been issued for services rendered at par value of $1,000. The total issued and outstanding Series A Preferred Stock at December 31, 2012 is the 1,000,000 shares.

Preferred Convertible Series B Stock

As of December 31, 2012, the Company has authorized 2,500,000 shares of Preferred Convertible Series B Stock. Each share of Preferred Convertible Series B Stock is convertible into 50 shares of the Company’s common stock and 25 shares of the Company’s majority owned subsidiary, Mabwe Minerals Inc. During the year ended December 31, 2012, the Company issued the following Preferred Convertible Series B Stock at the value of $1.00 per share:

182,000 shares of stock for cash in the amount of $182,000.

45,000 shares of stock for the conversion of $45,000 of debt related to the loan outstanding for the Dodge Mines.

25,000 shares of stock for the acquisition of the Company’s majority owned subsidiary Mabwe Minerals Inc’s purchase of their subsidiary MAB-Z valued at $25,000.

915,000 shares of stock for services rendered or to be rendered to the Company valued at $915,000.Of this amount $840,000 was deferred compensation for the period July 1, 2012 through June 30, 2013, of which $420,000 has been amortized through December 31, 2012.

As of December 31, 2012, the Company has 1,167,000 Preferred Convertible Series B Stock issued and outstanding.

RAPTOR RESOURCES HOLDINGS INC.

(FORMERLY LANTIS LASER INC.)

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012 AND 2011

NOTE 12 -              STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED)

Common Stock

As of December 31, 2012, the Company has 990,000,000 shares of common stock authorized with a par value of $.001. On December 9, 2004, the Company increased the authorized shares from 250,000,000 to 990,000,000.

During the year ended December 31, 2012, the Company issued the following:

3,400,856 shares of common stock for cash of $95,500 at prices ranging between $0.022 and $0.03 for an average of $.028 per share. In addition to these shares, the Company issued 1,571,834 warrants to these investors. The Company determined the value attributable to the warrants under an implied fair value calculation to be 25,560, and the value of the common shares to be $69,940.1,100,000 shares of common stock for services rendered valued at $23,122.

1,500,000 shares of common stock for the conversion of $60,000 in principal and accrued interest in the amount of $28,110. The conversion price was $0.05 as stipulated in the agreement, which amounted to $75,000, and the Company recognized a gain of $13,110 on conversion. The transaction was reflected in the financial statements for 2012 as the conversion notice was dated December 28, 2012. The share certificate was not issued until January 31, 2013.

Two former executives of the Company surrendered 54,358,923 shares of the Company’s common stock which is now held in treasury by the Company. This transaction resulted in the Company’s recognition of treasury stock in the amount of $300,000. This surrendering of the stock by the two former officers, and reissuance of the certificate in the name of the Company occurred on January 30, 2013, however, is reflected in the 2012 financials as the closing occurred on December 17, 2012.

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

RAPTOR RESOURCES HOLDINGS INC.

(FORMERLY LANTIS LASER INC.)

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012 AND 2011

NOTE 12 -              STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED)

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

RAPTOR RESOURCES HOLDINGS INC.

(FORMERLY LANTIS LASER INC.)

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012 AND 2011

NOTE 12 -              STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED)

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

RAPTOR RESOURCES HOLDINGS INC.

(FORMERLY LANTIS LASER INC.)

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012 AND 2011

NOTE 12 -              STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED)

Warrants (Continued)

The following is a breakdown of the warrants:

Exercise Date
Warrants	Price	Issued	Term

3,250,000	$0.075	9/28/2006	8 Years
1,372,400	$0.075	9/28/2006	8 Years
178,750	$0.075	9/28/2006	8 Years
6,737,333	$0.075	5/1/2007	8 Years
2,947,583	$0.075	5/17/2007	8 Years
14,400,000	$0.04	5/23/2011	5 Years
1,088,000	$0.075	2/7/2012	5 Years
483,834	$0.075	4/10/2012	2 Years
30,457,900

The warrant agreements contain no clauses regarding adjustments to exercise price, net settlement provisions, registration rights or liquidated damages clauses. The above chart does not reflect total warrants outstanding of the Company’s majority owned subsidiary, Mabwe Minerals Inc.

RAPTOR RESOURCES HOLDINGS INC.

(FORMERLY LANTIS LASER INC.)

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012 AND 2011

NOTE 13 -              PROVISION FOR INCOME TAXES

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

At December 31, 2012, deferred tax assets consist of the following:

Net operating losses	$4,014,943

Valuation allowance	(4,014,943)

$-

At December 31, 2012, the Company had a net operating loss carryforward in the amount of $11,808,655 available to offset future taxable income through 2032. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

At December 31, 2012, the amount of gross unrecognized tax benefits before valuation allowances and the amount that would favorably affect the effective income tax rate in future periods after valuation allowances were zero.

The Company files income tax returns in U.S. federal and various state jurisdictions.  The Company is beyond the statute of limitations subjecting it to U.S. federal and state income tax examinations by tax authorities for years before 2009.  The Company is not currently subject to any income tax examinations by any tax authority.  Should a tax examination be opened, management does not anticipate any tax adjustments, if accepted, that would result in a material change to its financial position.

A reconciliation of the Company’s effective tax rate as a percentage of income before taxes and federal statutory rate for the periods ended December 31, 2012 and 2011 is summarized as follows:

	2012	2011
Federal statutory rate	(34.0)%	(34.0)%
State income taxes, net of federal benefits	3.3	3.3
Valuation allowance	30.7	30.7
	0%	0%

RAPTOR RESOURCES HOLDINGS INC.

(FORMERLY LANTIS LASER INC.)

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012 AND 2011

NOTE 14 -              INVESTMENT – COST METHOD

In July 2011, TAG-Z, acquired 100% of the capital stock of Ontage Resources (Private) Limited (“Ontage”). Ontage holds a 10% stake in an existing operating gold mining producer, Slashwood Mining (Private) Limited (“Slashwood Mining”). Slashwood Mining is a registered percentage owner of 8 custom gold milling centers across various locations in Zimbabwe, along with ownership of 30 mining claims encompassing approximately 2,000 acres. All of the gold milling centers and mining claims are completely outfitted with mining equipment; to include gold-ore crushers, excavators, generators and dump trucks. Slashwood Mining has 200 employees and is forging a path of expansion into mining projects. On December 31, 2012 the Company has permanently impaired the investment in Slashwood Mining, originally valued at $150,000 to $0. The July 2011 TAG-Z, acquisition of 100% of the capital stock of Ontage has been deemed to be worthless as of December 31, 2012. Ontage is a wholly owned subsidiary of TAG-Z a consolidated variable interest entity of the Company and its only activity has been the acquisition of 10% stake in an existing operating gold mining producer, Slashwood Mining.

RAPTOR RESOURCES HOLDINGS INC.

(FORMERLY LANTIS LASER INC.)

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012 AND 2011

NOTE 15 -              FAIR VALUE MEASUREMENTS

The Company adopted certain provisions of ASC Topic 820. ASC 820 defines fair value, provides a consistent framework for measuring fair value under generally accepted accounting principles and expands fair value financial statement disclosure requirements. ASC 820’s valuation techniques are based on observable and unobservable inputs. Observable inputs reflect readily obtainable data from independent sources, while unobservable inputs reflect our market assumptions. The Company determines the fair value of its liabilities, on a recurring basis using significant observable inputs. The fair value measurement of these liabilities is consistent with ASC 820, "Fair Value Measurements" ASC 820 did not have an impact on the consolidated financial position or results of operations; however, the required disclosure for the year ended December 31, 2012 is as follows:

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

The following table represents the fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2012:

	Level 1	Level 2	Level 3	Total

Investment-Equity Method	-	555,275	-	555,275
Investment-Cost Method	-	-	-	-
Convertible notes	-	-	349,500	349,500

RAPTOR RESOURCES HOLDINGS INC.

(FORMERLY LANTIS LASER INC.)

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012 AND 2011

NOTE 16 - ACQUISITION

Effective July 18, 2012, Mabwe Minerals Inc. acquired a 49% interest of Mabwe Minerals Zimbabwe (PVT) LTD (MAB-Z) for 25,000 shares of Preferred Convertible Series B Stock of the Company. The value of this transaction was $25,000.

MAB – Z was essentially a newly formed entity. The $25,000 was recorded as Goodwill.

Net Assets Purchased
Goodwill	25,000

Purchase Price	$25,000

RAPTOR RESOURCES HOLDINGS INC.

(FORMERLY LANTIS LASER INC.)

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012 AND 2011

NOTE 17 -              SUBSEQUENT EVENTS

In January 2013, one of the Company’s directors resigned from the Board of Directors.

During January 2013, Mabwe Minerals Inc. issued 1,100,000 shares of common stock. 100,000 shares were issued for consulting services rendered and 1,000,000 shares were issued to enter into a 12 month management services advisory contract with the Company. In addition, under this contract 20,000 shares of Preferred Convertible Series B stock of the Company were issued which entitles the owner after a 1 year holding period as part of its conversion to be awarded 25 shares for each share of Preferred Convertible Series B tendered or 500,000 total shares.

On February 8, 2013, MAB-Z was issued as beneficiary an irrevocable documentary letter of credit from Baker Hughes Oilfield Operations, Inc. in the documentary credit amount of $3,000,000 per lot of crude barite (or a total of $9,000,000) to pay for shipments from Beira, Mozambique to any U.S. Gulf port of three lots of barite meeting the specifications set forth in the letter of credit. The first shipment must be made between June 1, 2013 and August 31, 2013, the second shipment must be made between September 1, 2013 and November 30, 2013 and the third shipment must be made between December 1, 2013 and March 1, 2014.

In February 2013, Mabwe Minerals Inc. issued 2,400,000 shares of common stock and 1,400,000 one-year warrants for cash. Additionally, the Company issued 105,000 shares of common stock and 105,000 one-year warrants for services rendered.

