Form 10-Q
period 2013-03-31
RAPTOR RESOURCES HOLDINGS INC.
filed 2013-05-17
CIK 1413299

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended

March 31, 2013

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: On May 8, 2013 the registrant had 384,206,456 shares of common stock issued and outstanding.

RAPTOR RESOURCES HOLDINGS INC.
(AN EXPLORATION STAGE COMPANY)

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2

RAPTOR RESOURCES HOLDINGS INC.

(AN EXPLORATION STAGE COMPANY)

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

3

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Page(s)

CONDENSED CONSOLIDATED BALANCE SHEETS AS OF MARCH 31, 2013 (UNAUDITED) AND DECEMBER 31, 2012	F-2

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH, 2013 AND 2012 WITH CUMULATIVE TOTALS SINCE JANUARY 14, 1998 (INCEPTION) (UNAUDITED)	F-3

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) FOR THE PERIOD JANUARY 14, 1998 (INCEPTION) THROUGH MARCH 31, 2013(UNAUDITED)	F-4

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012 WITH CUMULATIVE TOTALS SINCE JANUARY 14, 1998 (INCEPTION) (UNAUDITED)	F-5

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2013 AND 2012 (UNAUDITED)	F-6

RAPTOR RESOURCES HOLDINGS INC.

(AN EXPLORATION STAGE COMPANY)

CONDENSED CONSOLIDATED BALANCE SHEETS

	MARCH 31,	DECEMBER 31,
	2013	2012
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$44,937	$22,897
Prepaid expenses	124,911	76,411

Total Current Assets	169,848	99,308

Fixed assets, net of depreciation	5,471	6,183

Other Assets:
Investment	394,884	555,275
Mineral rights	433,000	433,000
Goodwill	25,000	25,000
Total Other Assets	852,884	1,013,275
TOTAL ASSETS	$1,028,203	$1,118,766

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

LIABILITIES
Current Liabilities:
Accrued interest - convertible notes	$199,953	$191,359
Accounts payable and accrued expenses	552,459	580,051
Libility for Stock to be issued	10,000	20,000
Loan Payable - Other	43,969	42,786
Note payable - Dodge Mines	5,000	13,500
Related party payable	150	150
Convertible notes payable, net of discount and beneficial conversion feature	349,500	349,500

Total Current Liabilities	1,161,031	1,197,346

Total Liabilities	1,161,031	1,197,346

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $.001 Par Value; 10,000,000 shares authorized
Preferred Series A Stock 3,000,000 shares authorized 1,000,000 issued and outstanding	1,000	1,000
Preferred Convertible Series B Stock ; 2,500,000 shares authorized with 1,187,000 issued and outstanding for 2013 and 1,167,000 issued and outstanding for 2012	1,187	1,167
Common stock, $.001 Par Value; 990,000,000 shares authorized with 384,206,456 outstanding 329,847,533 issued for 2013 and 2012	384,206	384,206
Additional paid-in capital	12,063,366	11,902,930
Treasury Stock - 54,358,923 shares of common stock (in excess of par)	(300,000)	(300,000)
Additional paid-in capital - warrants	1,247,118	1,193,547
Deferred compensation	(210,000)	(420,000)
Deficits accumulated during the exploration stage	(13,224,907)	(12,751,415)

Total Stockholders’ Equity (Deficit) - Raptor Resources Holdings Inc.	(38,030)	11,435

Noncontrolling interest in subsidiary	(94,798)	(90,015)

Total Stockholders’ Equity (Deficit)	(132,828)	(78,580)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$1,028,203	$1,118,766
	-	-

The accompanying notes are an integral part of these condensed consolidated financial statements.

RAPTOR RESOURCES HOLDINGS INC.

(AN EXPLORATION STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012

WITH CUMULATIVE TOTALS SINCE JANUARY 14, 1998 (INCEPTION)

(UNAUDITED)

			CUMULATIVE
			TOTALS SINCE
	FOR THE THREE MONTHS ENDED		INCEPTION
	MARCH 31,		JANUARY 14,
	2013	2012	1998

OPERATING REVENUES
Sales	$-	$-	$-

OPERATING EXPENSES

Research and development	-	-	2,129,906
Exploration costs	30,319	-	141,357
Wages and wage related expenses	242,500	82,200	2,188,736
Professional, consulting and marketing fees	91,380	78,672	5,209,673
Value of stock issued to secure puchase of Raptor	-	-	155,000
Other general and administrative expenses	46,758	33,741	1,009,590
Depreciation	711	340	140,015
Total Operating Expenses	411,668	194,953	10,974,277

LOSS BEFORE OTHER INCOME (EXPENSE)	(411,668)	(194,953)	(10,974,277)

OTHER INCOME (LOSS)

Amortization of debt issuance costs	-	-	(287,571)
Gain (loss) in investment under equity method	(160,391)	-	(272,780)
Gain on conversion of notes payable and interest	-	-	13,634
Forgiveness of debt on conversion of debt to equity	-	-	132,917
Gain (loss) on investment - Equity Method	-	-	(150,000)
Gain on sale of equipment	-	-	1,066
Interest expense - debt discount	-	-	(1,017,246)
Interest income (expense), net	(9,689)	(10,181)	(834,991)
Total Other Income (Expense)	(170,080)	(10,181)	(2,414,971)

COMBINED NET LOSS BEFORE PROVISION FOR INCOME TAXES	(581,748)	(205,134)	(13,389,248)

LESS NET LOSS ATTRIBUTABLE TO NON CONTROLLING INTEREST	(108,256)	-	(164,341)

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS OF RAPTOR RESOURCES HOLDINGS INC BEFORE PROVISION FOR INCOME TAXES	(473,492)	(205,134)	(13,224,907)

Provision for Income Taxes	-	-	-

NET LOSS ATTRIBUTABLE TO COMMON SHARES	$(473,492)	$(205,134)	$(13,224,907)

NET LOSS PER BASIC AND DILUTED SHARES	(0.00)	(0.00)	(0.15)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	384,206,456	379,615,138	90,721,027

The accompanying notes are an integral part of these condensed consolidated financial statements.

RAPTOR RESOURCES HOLDINGS INC.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE PERIOD JANUARY 14, 1998 (INCEPTION) THROUGH MARCH 31, 2013
(UNAUDITED)

										Deficits
								Additional		Accumulated
							Additional	Paid-in		During the
	Preferred Stock		Common Stock		Treasury Stock		Paid-in	Capital-	Deferred	Exploration	Noncontrolling
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Warrants	Compensation	Stage	Interest	Total

Balance - January 14, 1998	-	$-	-	$-	-	$-	$-	$-	$-	$-	$-	$-

Shares issued to founders	-	-	200	200	-	-	87	-	-	-	-	287

Net loss for the period January 14, 1998 through December 31, 2003	-	-	-	-	-	-	-	-	-	(408,404)	-	(408,404)

Balance January 1, 2004	-	-	200	200	-	-	87	-	-	(408,404)	-	(408,117)

Shares issued in reverse merger	-	-	81,788,563	81,589	-	-	(81,876)	-	-	-	-	(287)

Shares issued in conversion of notes	-	-	3,211,250	3,211	-	-	256,318	-	-	-	-	259,529

Net loss for the year	-	-	-	-	-	-		-	-	(251,734)	-	(251,734)

Balance December 31, 2004	-	-	85,000,013	85,000	-	-	174,529	-	-	(660,138)	-	(400,609)

Net loss for the year	-	-	-	-	-	-	-	-	-	(347,397)	-	(347,397)

Balance December 31, 2005	-	-	85,000,013	85,000	-	-	174,529	-	-	(1,007,535)	-	(748,006)

Shares and warrants issued in private placement, net of placement fees	-	-	5,850,000	5,850	-	-	307,507	208,143	-	-	-	521,500

Shares issued for services rendered	-	-	1,500,000	1,500	-	-	148,500	-	-	-	-	150,000

Warrants issued to former noteholders	-	-	-	-	-	-	-	159,610	-	-	-	159,610

Warrants issued to consultant in private placement	-	-	-	-	-	-	-	17,769	-	-	-	17,769

Adjust fair value of warrants issued in private placement	-	-	-	-	-	-	-	114,930	-	-	-	-

Royalty fees forgiven by Lawrence Livermore	-	-	-	-	-	-	380,000	-	-	-	-	380,000

Net loss for the year ended December 31, 2006 as previously reported	-	-	-	-	-	-	-	-	-	(771,352)	-	(771,352)

Prior period adjustment - correction of an error see Note 10	-	-	-	-	-	-	-	(114,930)	-	114,930	-	-

Net loss for the year ended December 31, 2006 as restated	-	-	-	-	-	-	-	-	-	(656,422)	-	(656,422)

Balance December 31, 2006	-	-	92,350,013	92,350	-	-	1,010,536	385,522	-	(1,663,957)	-	(175,549)

Warrants issued to placement agent	-	-	-	-	-	-	-	292,518	-	-	-	292,518

Warrants issued to convertible noteholders	-	-	-	-	-	-	-	513,132	-	-	-	513,132

Beneficial conversion feature on convertible notes	-	-	-	-	-	-	505,300	-	-	-	-	505,300

Shares issued for services rendered (including prepaid services)	-	-	6,460,000	6,460	-	-	2,528,090	-	-	-	-	2,534,550

Exercise of warrants	-	-	163,375	163	-	-	40,584	(16,241)	-	-	-	24,506

Net loss for the year ended December 31, 2007	-	-	-	-	-	-	-	-	-	(2,174,069)	-	(2,174,069)

Balance December 31, 2007	-	-	98,973,388	98,973	-	-	4,084,510	1,174,931	-	(3,838,026)	-	1,520,388

Exercise of warrants	-	-	69,850	70	-	-	17,352	(6,944)	-	-	-	10,478

Shares issued for services rendered (including prepaid services)	-	-	1,075,000	1,075	-	-	228,425	-	-	-	-	229,500

Net loss for the year ended December 31, 2008	-	-	-	-	-	-	-	-	-	(4,572,358)	-	(4,572,358)

Balance December 31, 2008	-	-	100,118,238	100,118	-	-	4,330,287	1,167,987	-	(8,410,384)	-	(2,811,992)

Exercise of warrants	-	-	-	-	-	-	-	-	-	-	-	-

Shares returned to treasury and retired			(3,000,000)	(3,000)	-	-	3,000	-	-	-	-	-

Shares issued upon conversion from note payable			833,334	833	-	-	111,049	-	-	-	-	111,882

Shares issued for services rendered (including prepaid services)	-	-	2,250,000	2,250	-	-	160,250	-	-	-	-	162,500

Net loss for the year ended December 31, 2009	-	-	-	-	-	-	-	-	-	(1,375,669)	-	(1,375,669)

Balance December 31, 2009	-	$-	100,201,572	$100,201	-	$-	$4,604,586	$1,167,987	$-	$(9,786,053)	$-	$(3,913,279)

Shares issued for services rendered (including prepaid services)	-	-	500,000	500	-	-	19,500	-	-	-	-	20,000

Shares issued upon conversion from note payable	-	-	39,173,333	39,173	-	-	2,289,514	-	-	-	-	2,328,687

Beneficial conversion feature on convertible notes	-	-	-	-	-	-	36,207	-	-	-	-	36,207

Net loss for the year ended December 31, 2010	-	-	-	-	-	-	-	-	-	(621,397)	-	(621,397)

Balance December 31, 2010	-	$-	139,874,905	$139,874	-	$-	$6,949,807	$1,167,987	$-	$(10,407,450)	$-	$(2,149,782)

Shares issued for services rendered	-	-	11,150,000	11,150	-	-	186,068	-	-	-	-	197,218

Shares issued upon conversion from note payable and accrued interest	-	-	35,535,397	35,535	-	-	164,191	-	-	-	-	199,726

Shares issued for acquisition of Ontage Resources	-	-	5,000,000	5,000	-	-	145,000	-	-	-	-	150,000

Recapitalization due to reverse merger with TAG Minerals Inc.	-	-	165,000,000	165,000	-	-	(200,278)					(35,278)

Conversion of notes payable and accrued interest to warrants	-	-	-	-	-	-	921,666	100,800	-	-	-	1,022,466

Shares issued for cash	-	-	16,645,298	16,646	-	-	323,354	-	-	-	-	340,000

Shares issued to lender of Raptor	-	-	5,000,000	5,000	-	-	150,000	-	-	-	-	155,000

Net loss for the year ended December 31, 2011	-	-	-	-	-	-	-	-	-	(977,052)	-	(977,052)

Balance December 31, 2011	-	$-	378,205,600	$378,205	-	$-	$8,639,808	$1,268,787	$-	$(11,384,502)	$-	$(1,097,702)

Shares issued for services rendered	1,000,000	1,000	-	-	-	-	-	-	-	-	-	1,000

Shares issued for services rendered	-	-	1,100,000	1,100	-	-	22,022	-	-	-	-	23,122

Shares issued for cash	-	-	3,400,856	3,401	-	-	66,539	25,560	-	-	-	95,500

Shares issued for services rendered	915,000	915	-	-	-	-	914,085	-	(840,000)	-	-	75,000

Shares issued for conversion of debt	45,000	45	-	-	-	-	44,955	-	-	-	-	45,000

Shares issued for cash	182,000	182	-	-	-	-	181,818	-	-	-	-	182,000

Shares issued for conversion of debt	-	-	1,500,000	1,500	-	-	73,500	-	-	-	-	75,000

Shares Issued in Equity Exchange - Mabwe Minerals Zimbabwe (PVT) LTD	25,000	25	-	-	-	-	24,975	-	-	-	-	25,000

Share of capital for Mabwe Minerals share issuances	-	-	-	-	-	-	1,202,375	-	-	-	-	1,202,375

Change in noncontrolling interest - initial acquisition	-	-	-	-	-	-	-	-	-	-	(33,930)	(33,930)

Restructuring agreement with former owners	-	-	-	-	(54,358,923)	(300,000)	732,853	(100,800)	-	-	-	332,053

Amortization of deferred compensation	-	-	-	-	-	-	-	-	420,000	-	-	420,000

Net loss for the year ended December 31, 2012	-	-	-	-	-	-	-	-	-	(1,366,913)	(56,085)	(1,422,998)

Balance Deceember 31, 2012	2,167,000	$2,167	384,206,456	$384,206	(54,358,923)	$(300,000)	$11,902,930	$1,193,547	$(420,000)	$(12,751,415)	$(90,015)	$(78,580)

Share of capital for Mabwe Minerals share issuances	-	-	-	-	-	-	140,456	53,571	-	-	103,473	297,500

Amortization of deferred compensation	-	-	-	-	-	-	-	-	210,000	-	-	210,000

Shares issued for services rendered (to be rendered)	20,000	20	-	-	-	-	19,980	-	-	-	-	20,000

Net loss for the three months ended March 31, 2013	-	-	-	-	-	-	-	-	-	(473,492)	(108,256)	(581,748)

Balance March 31, 2013	2,187,000	$2,187	384,206,456	$384,206	(54,358,923)	$(300,000)	$12,063,366	$1,247,118	$(210,000)	$(13,224,907)	$(94,798)	$(132,828)
		-		-		-	-	-	-	-	-

The accompanying notes are an integral part of these condensed consolidated financial statements.

RAPTOR RESOURCES HOLDINGS INC.

(AN EXPLORATION STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012

WITH CUMULATIVE TOTALS SINCE JANUARY 14, 1998 (INCEPTION)

(UNAUDITED)

			CUMULATIVE
	FOR THE THREE MONTHS ENDED		TOTALS SINCE
	MARCH 31,		INCEPTION
	2013	2012	JANUARY 14, 1998

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(473,492)	$(205,134)	$(13,224,907)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	711	340	140,015
Noncontrolling interest adjustment	(108,256)	-	(293,253)
Amortization of debt issuance costs	-	-	287,571
Interest expense - debt discount	-	-	504,606
Interest expense - beneficial conversion feature	-	-	533,023
Gain on conversion of notes payable and interest	-	-	(13,634)
Gain on sale of equipment	-	-	(1,066)
Forgiveness of debt on conversion of debt to equity	-	-	(132,917)
(Gain) loss on investment under equity method	160,391	-	272,780
Loss on investment under cost method	-	-	150,000
License fees payable for research and development	-	-	605,000
Warrants issued to former noteholders and consultants	-	-	469,897
Common stock issued to secure acquisition of Raptor/Mab Z	-	-	155,000
Common stock issued for consulting services	77,000	6,000	1,333,715
Preferred stock issued for consulting services	230,000	1,000	726,000
Cash flow effect of reverse merger	-	-	(35,278)

Changes in assets and liabilities
Decrease (increase) in prepaid expenses	(48,500)		2,150,114
Increase (decrease) in accounts payable & accrued expenses	(37,591)	122,306	2,237,179
Accrued interest on convertible notes	8,594	10,181	558,954
Total adjustments	282,349	139,827	9,647,706

Net cash used in operating activities	(191,143)	(65,307)	(3,577,201)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of fixed assets, net of disposals	-	-	(144,420)
Investment under equity method	-	-	(167,664)

Net cash used in investing activities	-	-	(312,084)

CASH FLOWS FROM FINANCING ACTIVITES
Proceeds from loans payable - other	1,183	-	320,969
Repayments made on note payable for Dodge Mines	(8,500)	(23,583)	(250,083)
Proceeds from exercise of warrants	-	-	34,984
Proceeds from convertible notes and warrants, net of debt issuance costs	-	-	2,284,310
Payments of license fee payable	-	-	(225,000)
Proceeds from private placement, net of fees (including cash received for shares to be issued) - preferred and common stock	220,500	95,500	1,629,500
Proceeds (payments) from related parties	-	(15,980)	139,542

Net cash provided by financing activities	213,183	55,937	3,934,222

NET INCREASE IN CASH AND CASH EQUIVALENTS	22,040	(9,370)	44,937

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	22,897	15,072	-

CASH AND CASH EQUIVALENTS - END OF PERIOD	$44,937	$5,702	$44,937

CASH PAID DURING THE PERIOD FOR:
Income taxes	$-	$-	$-
Interest expense	$-	$-	$93,517

SUPPLEMENTAL NONCASH INFORMATION:

Conversion of notes and interest for common stock, net of discounts and issuance costs	$-	$-	$3,011,031
Acquisition of Dodge Mines for Note Payable	$-	$-	$433,000
Conversion of license fee payable into capital	$-	$-	$380,000
Common stock issued to secure acquisition of Raptor	$-	$-	$155,000
Preferred stock issued for goodwill	$-	$-	$25,000
Warrants issued to former noteholders and consultants	$-	$-	$469,897
Common stock issued for acquistion	$-	$-	$150,000
Common stock issued for prepaid expenses	$-	$-	$2,205,000
Conversion of accrued expenses for note payable-related parties	$-	$-	$960,000
Conversion of note payable-related parties and accrued interest to warrants	$-	$-	$1,022,466
Liabilities forgiven related to restructuring with former owners	$-	$-	$732,853
Conversion of Dodge Mines Note Payable for Preferred Stock	$-	$-	$45,000
Effect of reverse merger with TAG Minerals, Inc.
Cash	$-	$-	$24,772
Accounts payable and accrued expenses	-	-	(50)
Effect on retained earnings	-	-	(60,000)
Cash flow effect from reverse merger	$-	$-	$(35,278)

The accompanying notes are an integral part of these condensed consolidated financial statements.

RAPTOR RESOURCES HOLDINGS INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013 AND 2012 (UNAUDITED)

NOTE 1 -	ORGANIZATION AND BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The condensed consolidated financial statements and notes are presented as permitted on Form 10-Q and do not contain information included in the Company’s annual consolidated financial statements and notes thereto. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the Company’s Form 10-K Annual Report at December 31, 2012, which includes audited financial statements and the accompanying notes thereto. While management believes the procedures followed in preparing these condensed consolidated financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by the Company later in the year.

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

In the transaction, the Company exchanged 100% of its stock in exchange for 127,718,500 shares of common stock of Hypervelocity, Inc. The transaction was treated for accounting purposes as a reverse merger with Lantis Laser, Inc. being the accounting acquirer. Included in the 127,718,500 shares issued to the shareholders of Lantis Laser, Inc. in the transaction, 6,422,500 shares were issued in conversion of convertible notes payable the Company had entered into in 2001 and 2003. The shares represent the conversion of the original notes, the interest accrued on those notes as well as warrants that were offered and paid for by the note holders. The value of the convertible notes, interest and warrants was $259,529.

On December 9, 2004, Hypervelocity, Inc. changed its name to Lantis Laser Inc. and is domiciled in Nevada.

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

RAPTOR RESOURCES HOLDINGS INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013 AND 2012 (UNAUDITED)

NOTE 1 -	ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

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

The President and Chief Executive Officer of TAG were named the new President and Chief Executive Officer of the Company. In addition, the remaining two shareholders of TAG became Directors in the Company, with one of these Directors resigning in January 2013.

RAPTOR RESOURCES HOLDINGS INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013 AND 2012 (UNAUDITED)

NOTE 1 -	ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

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

In July 2011, TAG-Z, acquired 100% of the capital stock of Ontage Resources (Private) Limited (“Ontage”). Ontage holds a 10% stake in an existing operating gold mining producer, Slashwood Mining (Private) Limited (“Slashwood Mining”). Slashwood Mining is a registered percentage owner of eight custom gold milling centers across various locations in Zimbabwe, along with ownership of 30 mining claims encompassing approximately 2,000 acres. All of the gold milling centers and mining claims are completely outfitted with mining equipment; to include gold-ore crushers, excavators, generators and dump trucks. Slashwood Mining has 200 employees and is forging a path of expansion into mining projects. On December 31, 2012 the Company has permanently impaired the investment in Slashwood Mining, originally valued at $150,000 to $0. The July 2011 TAG-Z, acquisition of 100% of the capital stock of Ontage has been deemed to be worthless as of December 31, 2012. Ontage was a wholly owned subsidiary of TAG-Z a consolidated variable interest entity of the Company and its only activity had been the acquisition of 10% stake in an existing operating gold mining producer, Slashwood Mining.

On September 19, 2011, TAG-Z, entered into a Sale of Shares Agreement, whereby, TAG-Z agreed pay $433,000 in installments through November 30, 2012 for 100% of the Dodge Mine blocks 1-6, located in Zimbabwe. The property consists of three hydrothermal mountains representing 123 hectares containing multiple deposits of superior grade barite, limestone and talc based on the drilling reports that management received from the previous owner of the Dodge mine blocks. Along with the purchase of the Dodge Mine blocks 1-6, TAG-Z received 50% of the issued and outstanding shares of common stock of Chiroswa Minerals (PVT) Limited (“Chiroswa”), an inactive company originally formed to conduct mining operations on the Dodge Mine. Since Chiroswa is an inactive company, TAG-Z has canceled the Chiroswa shares it received under the Sale of Share Agreement and intends to conduct mining operations on the Dodge blocks itself. The balance remaining for the payment of Dodge Mine blocks was $5,000 at March 31, 2013. Under the terms of this agreement the final installment payment was due in February.

Effective December 2, 2011, the Company entered into a Stock Purchase Agreement with Mabwe Minerals Inc. (f/k/a/Raptor Networks Technology, Inc.) (MBMI: OTCQB) (“Mabwe”) under which the Company issued 5,000,000 shares of its common stock to the lender of certain convertible notes of Mabwe, as incentive to convert their promissory notes into shares of common stock. As a result of this transaction, Mabwe issued 55.52% of its issued and outstanding shares of common stock to the Company, and thus Mabwe became a majority owned subsidiary of the Company, and under the terms of the Agreement, at which time the officers and directors of Mabwe resigned. Al Pietrangelo, President and CEO of the Company, became President and CEO of Mabwe and be the sole member of the Board of Directors. Mabwe conducted a reverse split and issued additional shares of its common stock to allow the Company to hold 80.14% of its issued and outstanding common shares on a post-split basis.

RAPTOR RESOURCES HOLDINGS INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013 AND 2012 (UNAUDITED)

NOTE 1 -	ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

On March 5, 2012, the Company amended its Articles of Incorporation to change its name to Raptor Resources Holdings Inc. to more clearly reflect its new focus on the mining of gold and other industrial minerals and to help build a new brand identity. The name change became effective March 28, 2012.

On June 1, 2012 the Company entered into a contract renegotiation with the owner of Dodge Mines Blocks 1-6, Chiroswa Syndicate (“Chiroswa”) related to the previous agreement for the $433,000 in installment payments for the Dodge Mine blocks 1-6, located in Zimbabwe. Under the new terms of the contract with Chiroswa, Chiroswa accepted 45,000 shares of our Preferred Convertible Series B stock (each share is convertible into 50 shares of Common Stock of Raptor Resources Holdings Inc. (RRHI) and 25 shares of common stock of majority owned Mabwe Minerals Inc. (MBMI)). The Company paid $3,000 as a down payment with $27,000 due upon the retitling of the Dodge Mine Blocks 1-6 into the name of Mabwe Minerals Zimbabwe (PVT) Limited (Mabwe-Z). An additional $30,000 will be paid in five equal monthly installments beginning October 1, 2012. Under the terms of the amended contract with Chrioswa, it forgave $132,917 of the debt owed and agreed that upon completion of the retitling of the asset into the name of Mabwe-Z the asset of the Dodge Mine Blocks 1-6 ($433,000) and the remaining liability ($57,000) will be transferred to Mabwe-Z to support continuing operations and revenue generating activities. The balance remaining for the payment of Dodge Mine blocks is $5,000 at March 31, 2013.

On June 28, 2012 the charter of Mabwe increased the number of authorized shares of common stock. Mabwe issued to the Company an additional 79,078,817 shares of its common stock (post 1:10 reverse split) giving the Company at that time ownership of 80.14% of the issued and outstanding shares of Mabwe common stock.

On July 18, 2012 Mabwe Minerals Inc. acquired a 49% interest in Mabwe Minerals Zimbabwe (PVT) LTD ("MAB-Z") with the issuance of 25,000 shares of Raptor Resources Holdings Inc. Series B Preferred Convertible Stock ("Series B Preferred Stock"). Each share of Series B Preferred Stock is convertible into 50 common shares of Raptor Resources Holdings Inc. and 25 common shares of Mabwe Minerals Inc., both subject to a one year holding period. The remaining 51% ownership in MAB-Z is held by a director of the Company, Zimbabwean resident, Tapiwa Gurupira (41% ownership), with the remaining portion owned by Asswell Gurupira (10% ownership). MAB-Z will be the operating arm of Mabwe Minerals Inc., with the Company being the primary beneficiary of all the activities of MAB-Z. MAB-Z is a Variable Interest Entity (VIE) with respect to guidance under ASC 810-10-5 and is therefore consolidated.

On October 29, 2012, Mabwe Minerals Inc., Mabwe Corporation (PVT) LTD (“MAB-C”), and WGB Kinsey & Company (“Kinsey”) entered into an Equity Exchange Agreement (“Equity Exchange Agreement”). In accordance with the Equity Exchange Agreement, the Company issued 5,000,000 shares of their common stock to Kinsey in exchange for a 25% ownership for MAB-C in Kinsey. Additionally, should the value of the 5,000,000 shares of common stock fail to be valued at $5,000,000 on December 31, 2013, Mabwe Minerals Inc., must issue additional shares of common stock to achieve that value for Kinsey. The common shares issued have been valued at $500,000, as the price of MBMI common stock was trading at $0.10 per share, and no valuation has been provided for Kinsey at this time.

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

RAPTOR RESOURCES HOLDINGS INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013 AND 2012 (UNAUDITED)

NOTE 1 -	ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

On November 7, 2012 the principals of MAB-Z received approval from the government of Zimbabwe, Africa to form a new parent holding corporation for the purpose of holding MAB-Z and the percentage investment stake in WGB Kinsey & Company (“Kinsey”.) The new company will be called Mabwe Corporation (PVT) LTD (“MAB-C”.) The new corporation will own 100% of MAB-Z and 25% of Kinsey. The Company owns a 49% stake in MAB-C the newly formed corporation; the remaining 51% ownership in MAB-C held by a director of the Company, Zimbabwean resident, Tapiwa Gurupira (41% ownership), with the remaining portion owned by Asswell Gurupira (10% ownership). MAB-C will be the operating arm of Mabwe Minerals Inc., with the Company being the primary beneficiary of all the activities of MAB-C. MAB-C is a Variable Interest Entity (VIE) with respect to guidance under ASC 810-10-5 and is therefore consolidated.

On December 17, 2012 the Company entered into a share buyback restructuring agreement with Stanley Baron (former Chief Executive Officer of the Company) and Craig Gimbel (former Executive Vice President of the Company) where Baron and Gimbel returned all of their shares (26,847,423 and 27,511,500 respectively) along with granting exercisable option rights on their warrants to buy Company stock. The number of warrants held by Baron and Gimbel are 8,640,000 and 5,760,000 respectively with an exercise price of $.075/share. Under terms of this agreement Baron and Gimbel executed an option agreement simultaneously to TAG and the Company to purchase all of the shares back at $.04/share. The agreement terminated the employment agreements and all money owed to Baron and Gimbel including a $150,000 loan from the former employees. As consideration Baron and Gimbel received shares of Mabwe Minerals Inc., a majority owned subsidiary of the Company in the amounts of 1,700,000 and 1,300,000, respectively. Additionally, Baron and Gimbel received from the Company all contracts related to the dental technology business of the Company. There were no assets recorded for this division, and no development done for the past year, as this was inactive. The Company no longer is engaged in the dental technology business. The cancellation of the Baron and Gimbel shares and issuance of the certificate in the name of the Company was January 30, 2013 by the Company’s transfer agent. The closing of the transaction occurred December 17, 2012, and therefore was recorded in the 2012 financial statements.

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

RAPTOR RESOURCES HOLDINGS INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013 AND 2012 (UNAUDITED)

NOTE 1 -	ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

Going Concern

As shown in the accompanying condensed consolidated financial statements the Company has incurred attributable recurring losses of $473,492 and $205,134 for the three months ended March 31, 2013 and 2012, respectively, and has incurred an attributable cumulative loss of $13,224,907 since inception (January 14, 1998). The Company has a working capital deficit in the amount of $991,185 as of March 31, 2013. The Company is currently in the development stage and has merged the gold mining business of TAG and the mining and distribution of non-gold metals and minerals of Mabwe into the Company.

With high gold prices and the contacts for mining rights that the principals of the Company maintain in Zimbabwe, the Company remains positive about the future.

There is no guarantee that the Company will be able to raise enough capital or generate revenues to sustain its operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period. Management believes that the Company’s capital requirements will depend on many factors. These factors include finding potential acquisition targets for TAG, how these targets can be acquired, i.e. cash, debt or common stock, and generating cash flow either through operations or through private placements to complete the final phase of development. Additionally, the Company continues to convert its debt into equity, and as a result has reduced its working capital deficit.

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

RAPTOR RESOURCES HOLDINGS INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013 AND 2012 (UNAUDITED)

NOTE 2 -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

As a result of this investment by TAG, TAG – Z has been identified by the Company as a VIE.

The Company as of March 31, 2013 owns 66.43% of Mabwe Minerals Inc. The 33.57% noncontrolling interest is reflected in the condensed consolidated financial statements. This dilution was due to the private placement sale of common stock by its subsidiary, Mabwe Minerals Inc., and stock issued for acquisitions, private placement sales, restructuring and services rendered and to be rendered. Mabwe issued 3,605,000 shares of common stock diluting the interest of Raptor Resources Holdings Inc. from 68.25% last quarter to 66.43% this quarter.

Noncontrolling Interests

In accordance with ASC 810-10-45, Noncontrolling Interests in Consolidated Financial Statements, the Company classifies controlling interests as a component of equity within the balance sheets. The Company has retroactively applied the provisions in ASC 810-10-45 to the financial information for the period ended March 31, 2013. There was no activity from December 2, 2011 through June 30, 2012 in Mabwe, the Company’s majority-owned subsidiary. The Company’s controlling interest was reduced this quarter due to sale of stock through private placement and the issuance of stock for services rendered and to be rendered. The noncontrolling interest on a percentage basis increased by 1.82% to 33.57% in Mabwe Minerals Inc. The noncontrolling interest thus increased to balance of $94,978. The net asset share of the noncontrolling interest of $103,473 was netted with attributable losses of $108,256 compared to a December 31, 2012 net asset share (deficit) of $90,015.

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

RAPTOR RESOURCES HOLDINGS INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013 AND 2012 (UNAUDITED)

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

Revenue Recognition

The Company has not recognized revenues to date. The Company anticipates recognizing revenue in accordance with the contracts it enters into for their gold and other industrial metals and minerals mining business.

Income Taxes

Under ASC 740 the liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

Uncertainty in Income Taxes

Under ASC 740-10-25 recognition and measurement of uncertain income tax positions is required using a “more-likely-than-not” approach. Management evaluates their tax positions on an annual basis and has determined that as of March, 31, 2013 no additional accrual for income taxes is necessary.

Advertising Costs

The Company expenses the costs associated with advertising as incurred. Advertising expenses for the three months ended March 31, 2013 and 2012 are included in professional, consulting and marketing fees in the consolidated statements of operations.

RAPTOR RESOURCES HOLDINGS INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013 AND 2012 (UNAUDITED)

NOTE 2 -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Fixed Assets

Fixed assets are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets; computer equipment – 3-5 years, and machinery - 5 years.

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

RAPTOR RESOURCES HOLDINGS INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013 AND 2012 (UNAUDITED)

NOTE 2 -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The following is a reconciliation of the computation for basic and diluted EPS:

			Cumulative
			Totals since
	March 31,	March 31,	14-Jan-98
	2013	2012	(Inception)

Net loss	$(473,492)	$(205,134)	$(13,224,907)

Weighted-average common shares Outstanding (Basic)	384,206,456	379,615,138	90,721,027
Weighted-average common stock
Equivalents
Convertible Notes	6,990,000	10,190,000	10,190,000
Preferred Stock (Series B)	59,350,000	-	-
Warrants	30,457,900	29,974,066	28,886,066

Weighted-average commons shares Outstanding (Diluted)	481,004,356	419,779,204	129,797,093

Recent Accounting Pronouncements

There have been no recent accounting pronouncements or changes in accounting pronouncements during the three months ended March 31, 2013, as compared to the recent accounting pronouncements disclosed in the Company’s Annual Report on Form 10-K that are of material significance, or have potential material significance, to the Company.

RAPTOR RESOURCES HOLDINGS INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013 AND 2012 (UNAUDITED)

NOTE 3 -	FIXED ASSETS AND MINING RIGHTS

Fixed Assets:

Fixed assets as of March 31, 2013 (unaudited) and December 31, 2012 were as follows:

	Estimated	(Unaudited)
	Useful Lives	March 31,	December 31,
	(Years)	2013	2012
Computer Equipment	3-5	$2,476	$2,476
Machinery	5	6,800	6,800

		9,276	9,276
Less: accumulated depreciation		(3,805)	(3,093)
Fixed assets, net		$5,471	$6,183

There was $711 and $340 charged to operations for depreciation expense for the three months ended March 31, 2013 and 2012, respectively.

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

RAPTOR RESOURCES HOLDINGS INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013 AND 2012 (UNAUDITED)

NOTE 3 -	FIXED ASSETS AND MINING RIGHTS (CONTINUED)

With the acquisition of MAB-Z the chief revenue producing asset of mining rights of the Dodge Mine Blocks 1-6 and the associated note payable were transferred from fully consolidated subsidiary of Raptor Resources Holdings Inc. TAG-Z to MAB-Z a fully consolidated variable interest entity of Mabwe Minerals Inc., majority owned subsidiary of Raptor Resources Holdings Inc., The value transferred to MAB-Z for the Mining rights of Dodge Mine blocks 1-6 has a book value of $433,000 offset by a note payable $57,000 at the time of transfer. This value of $376,000 in related party loans is further offset by net payment of expenses incurred by and paid on behalf of consolidating parent Raptor Resources Holdings Inc. Though the balance in the related party payable is nearly identical to that of the Dodge Mine Blocks Net asset there have been several invoices flow through the account in either direction they nearly zero out. The value of the Note Payable for the Dodge Mines at March 31, 2013 was $5,000, as the Company paid $8,500 during the quarter ended March 31, 2013. Also in this related party activity is the charge for the 25,000 shares of stock that were issued by Raptor Resources Holdings Inc.to acquire MAB-Z. This transaction has also resulted in recording of Goodwill on the books of MAB-Z, as the value of the 25,000 shares of Series B Preferred Convertible Stock of Raptor Resources Holdings Inc. has a value of $25,000.

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

RAPTOR RESOURCES HOLDINGS INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013 AND 2012 (UNAUDITED)

NOTE 4 -	CONVERTIBLE NOTES (CONTINUED)

The convertible note holders received 6,737,333 detachable warrants with their notes. The warrants were exercisable for 5 years at an exercise price of $.25. The Placement Agent received 2,947,583 exercisable at $.25 for 5 years. The Company separately valued the warrants at $513,132, and recorded a debt discount in that amount which is being amortized to interest expense over the three-year Convertible Notes period. The Company has recorded an additional discount of $505,300 as the value of the beneficial conversion option.

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

Interest expense on the Original Noteholders Convertible Notes for the three months ended March 31, 2013 and 2012 was $8,594 and $10,181, respectively and $199,953 is accrued at March 31, 2013. A total of $404,413 of accrued interest was converted into common stock at the time of the note conversions in 2010 and 2011.

As a result of the Company’s failure to timely pay the interest in May 2009, the convertible notes are in technical default. Therefore, the Company has reclassified the debt to current liabilities. The summary of the Convertible Notes is as follows at March 31, 2013:

$349,500 Convertible Notes at 10% interest per annum due on demand	$349,500

NOTE 5 -	CONVERTIBLE NOTES – RELATED PARTIES

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

There are no material related party loans outstanding as of March 31, 2013

RAPTOR RESOURCES HOLDINGS INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013 AND 2012 (UNAUDITED)

NOTE 6 -	RELATED PARTY LOANS

The Company had entered into employment agreements with its two senior officers through December 31, 2009. The agreements obligated the Company to pay these officers $200,000 per year through December 31, 2009. Total commitment for the Company was $960,000. The amount is due December 31, 2012; however, there is no prepayment penalty. Concurrent with the Merger, the Directors who are owed the $960,000 plus $62,466 in accrued interest that remained outstanding agreed to convert these amounts into 14,400,000 warrants. The warrants have a term of five-years, with an exercise price of $0.075. The Company performed a Black-Scholes calculation to determine the value of the warrants, and they were determined to have a value of $100,800. The gain on the conversion of the related party debt to warrants of $921,666 is reflected in additional paid-in capital. Under the terms of the December 17, 2012, restructuring agreement, the Company may call the shares at a price of $.04 per share.

With the acquisition of MAB-Z the chief revenue producing asset of mining rights of the Dodge Mine Blocks 1-6 and the associated note payable were transferred from fully consolidated subsidiary of Raptor Resources Holdings Inc. TAG-Z to MAB-Z a fully consolidated variable interest entity of Mabwe Minerals Inc., majority owned subsidiary of Raptor Resources Holdings Inc., The value transferred to MAB-Z for the Mining rights of Dodge Mine blocks 1-6 has a book value of $433,000 offset by a note payable $57,000 at the time of transfer. This value of $376,000 in related party loans is further offset by net payment of expenses incurred by and paid on behalf of consolidating parent Raptor Resources Holdings Inc. The value of the Note Payable for the Dodge Mines at March 31, 2013 was $5,000, as the Company paid $8,500 during the quarter ended March 31, 2013. Also in this related party activity is the charge for the 25,000 shares of stock that were issued by Raptor Resources Holdings Inc.to acquire MAB-Z. This transaction has also resulted in recording of Goodwill on the books of MAB-Z, as the value of the 25,000 shares of Series B Preferred Convertible Stock of Raptor Resources Holdings Inc. has a value of $25,000. The related party payable balance has a contra balance due to the issuance of Mabwe stock in the amount of $70,000 for an advisory contract with the Company. Mabwe is also paying liabilities of the Company relating to legal, accounting and filing fees.

NOTE 7 -	NOTE PAYABLE – OTHER

Effective July 26, 2012 Mabwe Minerals Zimbabwe (PVT) LTD entered into a one year financing short term loan agreement with Overseas Trade and Financing Limited for a line of $40,000 with accrued interest at the rate of 12% . The balance with interest and fees of $43,969 at March 31, 2013 must be fully repaid within 360 days of the effective date. Failure to pay as prescribed or duly extend loan period will result in the accrual of late charges at a rate of 6% per annum, Extension and drawdown fees are 1% and 2% respectively. As MAB-Z is a Variable Interest Entity (VIE) with respect to guidance under ASC 810-10-5 and is therefore reflected on consolidated financial statements.

RAPTOR RESOURCES HOLDINGS INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013 AND 2012 (UNAUDITED)

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

With the acquisition of MAB-Z the chief revenue producing asset of mining rights of the Dodge Mine Blocks 1-6 and the associated note payable were transferred from fully consolidated subsidiary of Raptor Resources Holdings Inc. TAG-Z to MAB-Z a fully consolidated variable interest entity of Mabwe Minerals Inc., majority owned subsidiary of Raptor Resources Holdings Inc. The value transferred to MAB-Z for the mining rights of Dodge Mine blocks 1-6 has a book value of $433,000 offset by a note payable $57,000 at the time of transfer. The net value of this transfer was $376,000.. The value of the Note Payable for the Dodge Mines at March 31, 2013 was $5,000, as the Company paid $8,500 during the quarter ended March 31, 2013. Also in this related party activity is the charge for the 25,000 shares of stock that were issued by Raptor Resources Holdings Inc.to acquire MAB-Z. This transaction has also resulted in recording of Goodwill on the books of MAB-Z, as the value of the 25,000 shares of Series B Preferred Convertible Stock of Raptor Resources Holdings Inc. has a value of $25,000.

NOTE 9 -	INVESTMENT – EQUITY METHOD

On October 29, 2012, MBMI, MAB-C and Kinsey entered into an Equity Exchange Agreement (“Equity Exchange Agreement”). In accordance with the Equity Exchange Agreement, Mabwe Minerals Inc. issued 5,000,000 shares of their common stock to Kinsey in exchange for a 25% ownership for MAB-C in Kinsey. Additionally, should the value of the 5,000,000 shares of common stock fail to be valued at $5,000,000 on December 31, 2013, Mabwe Minerals Inc. must issue additional shares of common stock to achieve that value for Kinsey. The common shares issued have been valued at $500,000, as the price of MBMI common stock was trading at $0.10 per share, and no valuation has been provided for Kinsey at this time.

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

RAPTOR RESOURCES HOLDINGS INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013 AND 2012 (UNAUDITED)

NOTE 9 -	INVESTMENT – EQUITY METHOD (CONTINUED)

The investment has been accounted for as an equity investment under ASC 323. In accordance with the ASC, the investment will be maintained at fair value, and increased or decreased based upon the net income or loss of Kinsey as well as any contributions made and dividends paid. Mabwe Minerals Inc.’s investment decreased $160,391 as a result of the quarterly loss attributable from Kinsey for the three months ended March 31, 2013 in proportion to the 25% ownership by MAB-C.

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

RAPTOR RESOURCES HOLDINGS INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013 AND 2012 (UNAUDITED)

NOTE 10 -	LICENSE AND ROYALTY FEES (CONTINUED)

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

The $80,000 that remains outstanding to Lawrence Livermore is accrued for as of March 31, 2013.

LightLab

The Company entered into a Non-Exclusive License Agreement for Imaging Patents between themselves and LightLab Imaging, LLC on August 8, 2001.

The License Agreement had an original term of five years, commencing two years after the original agreement date, which would expire August 8, 2008, and the license could be renewed. The minimum royalty requirements were based on Net Sales by the Company. Since the Company generated no sales in the periods, there were no amounts due. On December 19, 2006, the Company and LightLab Imaging, Inc. negotiated an amendment whereby the new term of the agreement is, unless terminated by either party to remain in effect for three years following whichever of the following events occurs first: i) the Company’s release of a licensed product; ii) the Company’s first commercial sale of a licensed product, or; iii) July 1, 2007 (July 1, 2010). The Company on September 18, 2007 paid LightLab Imaging, LLC $50,000. This Agreement has terminated and will not be renewed as the main scanning patent licensed in this Agreement expires in 2011, before the Company intends to introduce its OCT product into the market.

There were no amounts outstanding to LightLab as of March 31, 2013.

RAPTOR RESOURCES HOLDINGS INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013 AND 2012 (UNAUDITED)

NOTE 10 -	LICENSE AND ROYALTY FEES (CONTINUED)

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

University of California – San Francisco

On July 9, 2008, the Company entered an exclusive license agreement for near-infrared transillumination for the imaging of early dental decay with The Regents of the University of California. The agreement required the payment of an initial non-refundable license fee of $10,000 and annual maintenance fees of $5,000. The agreement also requires the payment of certain milestone payments based on patent allowance and FDA approval.

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

RAPTOR RESOURCES HOLDINGS INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013 AND 2012 (UNAUDITED)

NOTE 11 -	COMMITMENTS

SERVICES RENDERED AGREEMENT

Mabwe Minerals Inc. entered into a Services Rendered Agreement with WGB Kinsey and Mabwe Minerals Inc. in August 2012. Under the agreement, Mabwe Minerals Inc. agreed to issue 1,000,000 shares of common stock to Kinsey in exchange for Kinsey to allocate the necessary resources to mine the Dodge Mines at a rate consistent with Mabwe Minerals Inc.’s ability to grow their transportation capacity which currently represents 140,000 metric tons. No production has taken place during the period ended March 31, 2013. It is anticipated that production will commence at the end of the second quarter or the beginning of the third quarter of fiscal 2013.

LETTER OF CREDIT

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

NOTE 12 -	STOCKHOLDERS’ EQUITY (DEFICIT)

Series A Preferred Stock

The Company removed the 1,000,000 shares of preferred stock from its charter, and on January 23, 2007, amended its articles of incorporation to create a class of preferred stock, and authorized the issuance of 10,000,000 shares of preferred stock at $.001 par value. On January 24, 2012, the Company amended its articles of incorporation to authorize the issuance of 3,000,000 shares of Series A preferred stock, par value $.001. Each share of Series A preferred stock has 300 votes and votes with the holders of common stock on all matters which require a vote of the shareholders.

During the year ended December 31, 2012, 1,000,000 shares of Series A preferred stock has been issued for services rendered at par value of $1,000.

No Series A preferred stock was issued in the three months ended March 31, 2013.

The total issued and outstanding Series A Preferred Stock at March 31, 2013 is the 1,000,000 shares.

RAPTOR RESOURCES HOLDINGS INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013 AND 2012 (UNAUDITED)

NOTE 12 -	STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED)

Preferred Convertible Series B Stock

As of March 31, 2013, the Company authorized 2,500,000 shares of Preferred Convertible Series B Stock. Each share of Preferred Convertible Series B Stock is convertible into 50 shares of the Company’s common stock and 25 shares of the Company’s majority owned subsidiary, Mabwe Minerals Inc.

During the three months ended March 31, 2013 the Company issued 20,000 shares for an advisory agreement with for services to be provided throughout the year.

During the year ended December 31, 2012, the Company issued the following Preferred Convertible Series B Stock at the value of $1.00 per share:

182,000 shares of stock for cash in the amount of $182,000.

45,000 shares of stock for the conversion of $45,000 of debt related to the loan outstanding for the Dodge Mines.

25,000 shares of stock for the acquisition of the Company’s majority owned subsidiary Mabwe Minerals Inc’s purchase of its subsidiary, MAB-Z, valued at $25,000.

915,000 shares of stock for services rendered or to be rendered to the Company valued at $915,000.Of this amount $840,000 was deferred compensation for the period July 1, 2012 through June 30, 2013, of which $420,000 has been amortized through December 31, 2012.

As of March 31 31, 2013, the Company has 1,187,000 Preferred Convertible Series B Stock issued and outstanding.

Common Stock

As of March 31, 2013, the Company has 990,000,000 shares of common stock authorized with a par value of $.001. On December 9, 2004, the Company increased the authorized shares from 250,000,000 to 990,000,000.

During the three months ended March 31, 2013 there were no shares issued in the Company and there 384,206,456 shares issued and outstanding.

During the year ended December 31, 2012, the Company issued the following:

3,400,856 shares of common stock for cash of $95,500 at prices ranging between $0.022 and $0.03 for an average of $.028 per share. In addition to these shares, the Company issued 1,571,834 warrants to these investors. The Company determined the value attributable to the warrants under an implied fair value calculation to be 25,560, and the value of the common shares to be $69,940. 1,100,000 shares of common stock for services rendered valued at $23,122.

RAPTOR RESOURCES HOLDINGS INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013 AND 2012 (UNAUDITED)

NOTE 12 -	STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED)

Common Stock (Continued)

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

Two former executives of the Company surrendered 54,358,923 shares of the Company’s common stock which is now held as treasury stock by the Company. This transaction resulted in the Company’s recognition of treasury stock in the amount of $300,000. This surrendering of the stock by the two former officers, and reissuance of the certificate in the name of the Company occurred on January 30, 2013, however, is reflected in the 2012 financials as the closing occurred on December 17, 2012.

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

2,333,333 shares of common stock to convert $50,000 of convertible notes to old noteholders and to convert $17,726 in accrued interest.

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

RAPTOR RESOURCES HOLDINGS INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013 AND 2012 (UNAUDITED)

NOTE 12 -	STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED)

Common Stock (Continued)

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

During the year ended December 31, 2006, the Company completed a private placement resulting in the sale of 5,850,000 shares of its common stock at a price per share of $.10. For every 1.8 share of common stock purchased, the investors received one warrant. The Company valued each component in accordance with APB 14. The Company received, net of fees, $521,500 through December 31, 2006. The Company also issued 1,500,000 to a consulting company for public and investor relation services. These shares were valued at $.10 per share or $150,000.

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

RAPTOR RESOURCES HOLDINGS INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013 AND 2012 (UNAUDITED)

NOTE 12 -	STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED)

Stockholders Equity – Issued by consolidated majority owned subsidiary MBMI

MBMI authorized capital consists of 500,000,000 shares of common stock, par value $0.001 per share and 5,000,000 shares of preferred stock, no par value per share.

Preferred Stock – MBMI

MBMI has no issued and outstanding preferred stock as of March 31, 2013

Common Stocks – MBMI

During the three months ended March 31, 2013, 1,000,000 shares were issued for $70,000 ($.07/share) through private placement. 1,000,000 shares were also issued at a value of $70,000 ($.07/share) on behalf of Raptor Resources Holdings Inc., as payment for an advisory agreement in lieu of cash. 100,000 shares were issued for public relations services to be provided over the first six months of 2013 at a value $7,000. Also during this period 1,505,000 shares were issued through private placement for cash along with 1,505,000 warrants that are exercisable for 1 year at $.15/share. The total number of shares issued for cash for the three months ended March 31, 2013 was 2,505,000 for $220,500.

During the year ended December 31, 2012, Mabwe Minerals Inc. issued: 5,000,000 shares of common stock valued at $500,000 to purchase for MAB-C (variable interest entity of Mabwe Minerals Inc.), a 25% ownership in Kinsey per the Equity Exchange Agreement.

5,000,000 shares of common stock were issued for cash of $250,000

6,590,000 shares of common stock valued at $152,375 were issued for services rendered and to be rendered

3,000,000 shares of common stock to two former officers of Raptor Resources Holdings Inc. to offset the related party debt outstanding with Raptor Resources Holdings Inc.

As of March 31, 2013 Mabwe Minerals Inc. has issued and outstanding of 135,585,750

Warrants – MBMI

During the three months ended March 31, 2013, 1,505,000 warrants were issued through private placement for cash in conjunction with private placement stock sale. Warrants that are exercisable for 1 year at $.15/share.

Warrants

The Company granted 3,250,000 warrants to the investors who took part in the private placement of $585,000 based on a 1: 1.8 conversion ratio. The warrants were valued in accordance with APB 14 at a value of $208,143 utilizing the Black-Scholes method.

RAPTOR RESOURCES HOLDINGS INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013 AND 2012 (UNAUDITED)

NOTE 12 -	STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED)

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

RAPTOR RESOURCES HOLDINGS INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013 AND 2012 (UNAUDITED)

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

At March 31, 2013, deferred tax assets consist of the following:

Net operating losses	$4,175,930

Valuation allowance	(4,175,930)

$-

At March 31, 2013, the Company had a net operating loss carryforward in the amount of $11,383,849 available to offset future taxable income through 2032. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods. A reconciliation of the Company’s effective tax rate as a percentage of income before taxes and federal statutory rate for the periods ended March 31, 2013 and 2012 is summarized as follows:

	2013	2012

Federal statutory rate	(34.0)%	(34.0)%

State income taxes, net of federal benefits	3.3	3.3

Valuation allowance	30.7	30.7

	0%	0%

NOTE 14 -	INVESTMENT

In July 2011, TAG-Z, acquired 100% of the capital stock of Ontage Resources (Private) Limited (“Ontage”). Ontage holds a 10% stake in an existing operating gold mining producer, Slashwood Mining (Private) Limited (“Slashwood Mining”). Slashwood Mining is a registered percentage owner of eight custom gold milling centers across various locations in Zimbabwe, along with ownership of 30 mining claims encompassing approximately 2,000 acres. All of the gold milling centers and mining claims are completely outfitted with mining equipment; to include gold-ore crushers, excavators, generators and dump trucks. Slashwood Mining has 200 employees and is forging a path of expansion into mining projects. On December 31, 2012 the Company has permanently impaired the investment in Slashwood Mining, originally valued at $150,000 to $0. The July 2011 TAG-Z, acquisition of 100% of the capital stock of Ontage has been deemed to be worthless as of December 31, 2012. Ontage was a wholly owned subsidiary of TAG-Z a consolidated variable interest entity of the Company and its only activity had been the acquisition of 10% stake in an existing operating gold mining producer, Slashwood Mining.

RAPTOR RESOURCES HOLDINGS INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013 AND 2012 (UNAUDITED)

NOTE 15 -	FAIR VALUE MEASUREMENTS

The Company adopted certain provisions of ASC Topic 820. ASC 820 defines fair value, provides a consistent framework for measuring fair value under generally accepted accounting principles and expands fair value financial statement disclosure requirements. ASC 820’s valuation techniques are based on observable and unobservable inputs. Observable inputs reflect readily obtainable data from independent sources, while unobservable inputs reflect our market assumptions. The Company determines the fair value of its liabilities, on a recurring basis using significant observable inputs. The fair value measurement of these liabilities is consistent with ASC 820, "Fair Value Measurements" ASC 820 did not have an impact on the consolidated financial position or results of operations; however, the required disclosure for the three months ended March 31, 2013 is as follows:

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

The following table represents the fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2013:

	Level 1	Level 2	Level 3	Total

Investment-Equity Method	-	394,884	-	394,884
Investment-Cost Method	-	-	-	-
Convertible notes	-	-	349,500	349,500

RAPTOR RESOURCES HOLDINGS INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013 AND 2012 (UNAUDITED)

NOTE 16 -	ACQUISITION

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

Net Assets Purchased
Goodwill	25,000
Purchase Price	$25,000

NOTE 17 -	SUBSEQUENT EVENTS

On April 29, 2013 the Company’s majority owned subsidiary, MBMI, issued 50,000 shares of stock through a private placement for cash in the amount of $5,000. The stock was issued with 50,000 warrants which are exercisable for one year at $.15 per share.

On April 22, 2013 the Company’s majority owned subsidiary, MBMI, issued 50,000 shares of stock through a private placement for cash in the amount of $5,000. The stock was issued with 50,000 warrants which are exercisable for one year at $.15 per share. The Company also issued 25,000 shares as payment for accounting services.

On April 10, 2013 the Company’s majority owned subsidiary, MBMI, issued 300,000 shares of stock through a private placement for cash in the amount of $30,000. The stock was issued with 300,000 warrants which are exercisable for one year at $.15 per share. The Company also issued 15,000 shares as payment for promotional services.

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

On July 18, 2012 Mabwe Minerals Inc. acquired a 49% interest in Mabwe Minerals Zimbabwe (PVT) LTD (MAB-Z) with the issuance of 25,000 shares of Raptor Resources Holdings Inc. Series B Preferred Convertible Stock. Each share of Stock is convertible into 50 common shares of Raptor Recourses Holdings Inc. and 25 common shares of Mabwe Minerals Inc. both subject to a 1 year holding period. The remaining 51% ownership in MAB-Z is held by a Director of the Company, Zimbabwe resident, Tapiwa Gurupira (41% ownership) with the remaining portion owned by Asswell Gurupira (10% ownership). MAB-Z will be the operating arm of Mabwe Minerals, Inc, with the Company being the primary beneficiary of all the activities of its subsidiary, Mabwe Minerals Zimbabwe (PVT) LTD. MAB-Z is a Variable Interest Entity (VIE) with respect to guidance under ASC 810-10-5 and is therefore consolidated.

On October 29, 2012, MBMI, MAB-C, and Kinsey entered into an Equity Exchange Agreement (“Equity Exchange Agreement”). In accordance with the Equity Exchange Agreement, the MBMI issued 5,000,000 shares of their common stock to Kinsey in exchange for a 25% ownership by MAB-C in Kinsey. Additionally, should the value of the 5,000,000 shares of common stock fail to be valued at $5,000,000 on December 31, 2013, MBMI must issue additional shares of common stock to achieve that value for Kinsey. The common shares issued have been valued at $500,000, as the price of MBMI common stock was trading at $0.10 per share, and no valuation has been provided for Kinsey at this time. Kinsey, based in Zimbabwe, Africa, has operated since 1955 in the mining and construction industry. They own their own mining equipment, including a fleet of articulated dump trucks, front and wheeled loaders, excavators, dozers and graders. With both open pit and open cast mining experience ranging from chrome to platinum to gold, they possess all the experience necessary to efficiently perform all the mining operations at the Dodge Mines.

On November 7, 2012 the principals of MAB-Z received approval from the government of Zimbabwe, Africa to form a new parent holding corporation for the purpose of holding MAB-Z and the percentage investment stake in Kinsey. The new company will be called Mabwe Corporation (PVT) LTD (“MAB-C”.) The new corporation will own 100% of MAB-Z and 25% of Kinsey. The Company owns a 49% stake in MAB-C the newly formed corporation; the remaining 51% ownership in MAB-C held by a director of the Company, Zimbabwean resident, Tapiwa Gurupira (41% ownership), with the remaining portion owned by Asswell Gurupira (10% ownership). MAB-C will be the operating arm of Mabwe Minerals Inc., with the Company being the primary beneficiary of all the activities of MAB-C. MAB-C is a Variable Interest Entity (VIE) with respect to guidance under ASC 810-10-5 and is therefore consolidated.

On December 17, 2012 we entered into a settlement and restructuring agreement with PAX ORAL IMAGING INC. (“POII”) and former principals Stan Baron (former Chief Executive Officer of Lantis Laser Inc.) and Craig Gimbel (former Executive Vice President of Lantis Laser Inc.) to acquire their interest in the Company (54,358,923 shares of common stock collectively), terminated their employment agreements with the Company, extinguished certain liabilities owed by the Company to Baron and Gimbel and obtained an option to purchase their 14,400,000 warrants. As a result of this agreement, all licenses, contract rights, trademarks, patents, copyrights and assets related to the Near Infrared Technology Business in which Lantis was engaged, including OCT and NIR, were transferred to POII. As further consideration, Baron and Gimbel were issued a combined 3,000,000 shares of common stock of MBMI, our majority owned subsidiary.

On December 31, 2012, the July 2011 TAG-Z acquisition of 100% of the capital stock of Ontage has been deemed to be worthless. The investment has been deemed worthless because Ontage had as its only activity the acquisition of a 10% stake in an existing operating gold mining producer, Slashwood Mining. The Company has permanently impaired the investment in Slashwood Mining, originally valued at $150,000 to $0 thus determining that it was necessary to recognize a loss of $150,000 related to the write-off of the investment.

Results of Operations

Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012.

The following is derived from, and should be read in conjunction with, our condensed consolidated financial statements, and related notes for the three months ended March 31, 2013 and 2012.

Operating revenues. We are an exploration stage company. To date, we have not generated any operating revenues, nor have we generated operating revenues since our inception in February 1998. Our other wholly subsidiary, TAG Minerals Inc. has not yet commenced its mining activities. Revenues from anticipated production are expected to commence late second quarter to early third quarter of 2013 as a result of operations of majority owned Mabwe Minerals Inc.

Net loss from operations. For the three months ended March 31, 2013, our consolidated net loss from operations prior to elimination of non-controlling interest was $581,748 compared to $205,134 for the same period in the prior year, representing an increased loss of $376,614 or 284%. The increase in our loss from operations was mainly due to increased compensation expense for key individual contributors who received Preferred Series B Convertible Stock in this quarter for services rendered resulting in compensation of $210,000. The Company also entered into two agreements where services were paid for with stock in lieu of cash with the portion amortized in this quarter was $26,000. Additional costs incurred for MAB-Z relative to pre-production site prep and other exploration costs amounted to $30,319. Professional, consulting and marketing fees increased to $91,380 in the three months ended March 31, 2013 as compared to $78,672 in the same period last year.

Total other expenses(income). Other expense was $170,080 for the three months ended March 31, 2013, compared to other expense of $10,181 for the three months ended March 31, 2012. The increase in expense was attributable to the pro rata share of the loss in the investment in Kinsey by the majority owned subsidiary MAB-C. The share of the loss in Kinsey was mainly due to their company’s fulfillment of some large contract as they prepare to support MAB-Z once in production along with increased depreciation cost of new equipment. There was a negligible increase in the accrued interest cost on the convertible note in the three months ended March 31, 2013 versus the same three months in the prior year.

Net loss. We had a net loss attributable to common shares of $473,492, or $0.00 per share, for the three months ended March 31, 2013, compared to a net loss attributable to common shares of $205,134 or $0.00 per share, for the same period in the prior year. The increase in the net loss is mainly related to the fact we have yet to commence operations and the expenses are accelerating ahead of commencement of operations. Additionally the consolidation of Mabwe Minerals Inc. and the acquisition of Mabwe Corporation have resulted in further loss. Exploration costs for the three months ended March 31, 2013 were $30,319. Professional, consulting and marketing fees increased to $91,380 in the three months ended March 31, 2013 as compared to $78,672 in the same period last year. Wages and wage related expense increased to $242,500 as compared to $82,200 in the same period last year. This increase was due to the amortization of compensation expense in the form of stock in the amount of $210,000.

Liquidity and Capital Resources

Total assets. On March 31, 2013, we had total assets of $1,028,204, compared to $1,118,766 on December 31, 2012.   We had cash and cash equivalents of $44,937 on March 31, 2013 compared to $22,897 at December 31, 2012. Our fixed assets (net of depreciation), which did not change significantly, were $5,471 on March 31, 2013, compared to $6,183 on December 31, 2012. Prepaid expense increased to $124,911 on March 31, 2013 from $76,411 on December 31, 2012. This change was largely due to payments of stock in lieu of cash for services to be rendered and unamortized deferred compensation as a result of MBMI stock distributed for services to be rendered. Goodwill was recorded as a result of related party activity and the charge for the 25,000 shares of stock we issued to acquire interest in MAB-Z. This transaction has also resulted in recording of goodwill on the books of MAB-Z, as the value of the 25,000 shares of our Series B Preferred Convertible Stock has a value of $25,000.

Total liabilities. We had total liabilities of $1,161,033, on March 31, 2013 compared to $1,197,346 for the period ended December 31, 2012, due primarily to payments made for accrued legal and accounting expenses along with $8,500 in payments made for the liability relative to Dodge Mines Blocks 1-6.

Accrued interest on convertible notes on March 31, 2013 was $199,953 compared to $191,359 at December 31, 2012. At March 31, 2013, we had a negative working capital of $991,185 compared to a negative working capital of $1,098,038 on December 31, 2012. This decrease was due to the payment of accrued payables for legal and accounting fees along with payments made for the liability relative to Dodge Mines Blocks 1-6 in addition to the increase of cash on hand due to private placement stock sales and an increase in prepaid items resultant from stock issuances for services rendered and to be rendered. These conditions raise substantial doubt about our ability to continue as a going concern within the next 12 months.

Going Concern. The items discussed above raise substantial doubts about the Company's ability to continue as a going concern. In light of these factors, management believes that with the investment in Kinsey and production anticipated to commence late second quarter to early third quarter of 2013 on the Dodge Mines, the Company will be well positioned to succeed.

Cash flow from operations. During the three months ended March 31, 2013, we had a negative cash flow from operations of $191,143 compared to negative cash flow from operations of $65,307 during the same period in the prior year. Our higher negative cash flow from operations was mainly due to increased outlay of cash as we incur development and start-up costs in our majority owned subsidiary for exploration, site preparation and legal fees.

 Cash flow from investing activities. We had no investing activities in equipment during the three month period ended March 31, 2013.

Cash flow from financing activities. During the three months ended March 31, 2013, we received $213,183 net cash from financing activities from compared to $55,937 in the same period in 2012. We received $220,500 proceeds from a private placement of the common stock of MBMI, net of fees, compared to $95,500 received in the same period in 2012. Payments for the liability associated with Dodge Mine Blocks 1-6 in the current were made in the amount of $8,500 compared to $23,583 paid in the same period in the prior year.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

In March, April and May 2007, the Company issued 5% senior convertible three year notes to investors in the amount of $2,526,500, which equaled the gross proceeds raised by the Company (the “Convertible Notes”). Through March 31, 2010, convertible notes of $2,117,000, including $404,413 of accrued interest was converted to 42,340,000 shares of common stock. This conversion reduced the outstanding principal balance of the notes to $349,500.

The Company is in default on the redemption of these remaining Notes which were due to be redeemed three years after the date of issue, and payment of interest, due to lack of sufficient cash resources.

ITEM 4. MINES SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a) The following documents are filed as exhibits to this report on Form 10-Q or incorporated by reference herein. Any document incorporated by reference is identified by a parenthetical reference to the SEC filing that included such document.

Exhibit No.	Description
31.1 x	Certification of the Chief Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 x	Certification of the Chief Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 x	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2x	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

x Filed Herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Date: May 17, 2013

/s/ Al Pietrangelo
Al Pietrangelo, CEO and CFO

