Form 10-Q
period 2013-06-30
RAPTOR RESOURCES HOLDINGS INC.
filed 2013-08-16
CIK 1413299

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended

June 30, 2013

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: On August 2, 2013 the registrant had 384,206,456 shares of common stock issued and outstanding.

RAPTOR RESOURCES HOLDINGS INC.

(AN EXPLORATION STAGE COMPANY)

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2

RAPTOR RESOURCES HOLDINGS INC.

(AN EXPLORATION STAGE COMPANY)

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

3

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Page(s)

CONDENSED CONSOLIDATED BALANCE SHEETS AS OF JUNE 30, 2013 (UNAUDITED) AND DECEMBER 31, 2012	F-2

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2013 AND 2012 WITH CUMULATIVE TOTALS SINCE JANUARY 14, 1998 (INCEPTION) (UNAUDITED)	F-3

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) FOR THE PERIOD JANUARY 14, 1998 (INCEPTION) THROUGH JUNE 30, 2013(UNAUDITED)	F-4

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2013 AND 2012 WITH CUMULATIVE TOTALS SINCE JANUARY 14, 1998 (INCEPTION) (UNAUDITED)	F-5

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 2013 AND 2012 (UNAUDITED)	F-6

RAPTOR RESOURCES HOLDINGS INC.

(AN EXPLORATION STAGE COMPANY)

CONDENSED CONSOLIDATED BALANCE SHEETS

	JUNE 30,	DECEMBER 31,
	2013	2012
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$221,246	$22,897
Prepaid expenses	293,971	76,411

Total Current Assets	515,217	99,308

Fixed assets, net of depreciation	5,805	6,183

Other Assets:
Investment	355,842	555,275
Mineral rights	433,000	433,000
Goodwill	25,000	25,000
Total Other Assets	813,842	1,013,275

TOTAL ASSETS	$1,334,864	$1,118,766

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

LIABILITIES
Current Liabilities:
Accrued interest - convertible notes	$208,684	$191,359
Accounts payable and accrued expenses	564,433	580,051
Liability for stock to be issued	-	20,000
Loan Payable - Other	45,166	42,786
Secured Loan	423,325	-
Note payable - Dodge Mines	-	13,500
Related party payable	150	150
Convertible notes payable, net of discount and beneficial conversion feature	349,500	349,500

Total Current Liabilities	1,591,258	1,197,346

Total Liabilities	1,591,258	1,197,346

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $.001 Par Value; 10,000,000 shares authorized
Preferred Series A Stock 3,000,000 shares authorized 1,000,000 issued and outstanding	1,000	1,000
Preferred Convertible Series B Stock ; 2,500,000 shares authorized with 1,187,000 issued and outstanding for 2013 and 1,167,000 issued and outstanding for 2012	1,187	1,167
Common stock, $.001 Par Value; 990,000,000 shares authorized with 384,206,456 outstanding 329,847,533 issued for 2013 and 2012	384,206	384,206
Additional paid-in capital	12,110,388	11,902,930
Treasury Stock - 54,358,923 shares of common stock (in excess of par)	(300,000)	(300,000)
Additional paid-in capital - warrants	1,310,513	1,193,547
Deferred compensation	-	(420,000)
Deficits accumulated during the exploration stage	(13,646,000)	(12,751,415)

Total Stockholders’ Equity (Deficit) - Raptor Resources Holdings Inc.	(138,706)	11,435

Noncontrolling interest in subsidiary	(117,688)	(90,015)

Total Stockholders’ Equity (Deficit)	(256,394)	(78,580)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$1,334,864	$1,118,766

The accompanying notes are an integral part of these condensed consolidated financial statements.

RAPTOR RESOURCES HOLDINGS INC.

(AN EXPLORATION STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2013 AND 2012

WITH CUMULATIVE TOTALS SINCE JANUARY 14, 1998 (INCEPTION)

(UNAUDITED)

					CUMULATIVE
					TOTALS SINCE
	THREE MONTHS ENDED		FOR THE SIX MONTHS ENDED		INCEPTION
	JUNE 30,		JUNE 30,		JANUARY 14,
	2013	2012	2013	2012	1998

OPERATING REVENUES
Sales	$-	$-	$-	$-	$-

OPERATING EXPENSES

Research and development	-	-	-	-	2,129,900
Exploration costs	48,746	-	79,065	-	190,104
Wages and wage related expenses	229,525	82,200	472,025	164,400	2,418,261
Professional, consulting and marketing fees	91,228	61,160	182,609	139,017	5,300,902
Value of stock issued to secure purchase of Raptor	-	-	-	-	155,000
Other general and administrative expenses	81,080	54,530	127,837	89,088	1,090,668
Depreciation	711	1,083	1,423	1,423	140,727
Total Operating Expenses	451,290	198,973	862,959	393,928	11,425,562

LOSS BEFORE OTHER INCOME (EXPENSE)	(451,290)	(198,973)	(862,959)	(393,928)	(11,425,562)

OTHER INCOME (LOSS)

Amortization of debt issuance costs	-	-	-	-	(287,571)
Gain (loss) in investment under equity method	(39,042)	-	(199,433)	-	(311,822)
Gain on conversion of notes payable and interest	-	-	-	-	13,634
Forgiveness of debt on conversion of debt to equity	-	132,917	-	132,917	132,917
Gain (loss) on investment - Equity Method	-	-	-	-	(150,000)
Gain on sale of equipment	-	-	-	-	1,066
Interest expense - debt discount	-	-	-	-	(1,017,246)
Interest income (expense), net	(13,222)	(10,179)	(22,911)	(20,358)	(848,213)
Total Other Income (Expense)	(52,264)	122,738	(222,344)	112,559	(2,467,235)

COMBINED NET LOSS BEFORE PROVISION FOR INCOME TAXES	(503,554)	(76,235)	(1,085,303)	(281,369)	(13,892,797)

LESS NET LOSS ATTRIBUTABLE TO NON CONTROLLING INTEREST	(82,461)	-	(190,712)	-	(246,797)

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS OF RAPTOR RESOURCES HOLDINGS INC BEFORE PROVISION FOR INCOME TAXES	(421,093)	(76,235)	(894,591)	(281,369)	(13,646,000)

Provision for Income Taxes	-	-	-	-	-

NET LOSS ATTRIBUTABLE TO COMMON SHARES	$(421,093)	$(76,235)	$(894,591)	$(281,369)	$(13,646,000)

NET LOSS PER BASIC AND DILUTED SHARES	(0.00)	(0.00)	(0.00)	(0.00)	(0.14)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	388,475,417	382,228,108	384,206,456	380,921,623	96,406,842

The accompanying notes are an integral part of these condensed consolidated financial statements.

RAPTOR RESOURCES HOLDINGS INC.

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE PERIOD JANUARY 14, 1998 (INCEPTION) THROUGH JUNE 30, 2013

(UNAUDITED)

										Deficits
								Additional		Accumulated
							Additional	Paid-in		During the
	Preferred Stock		Common Stock		Treasury Stock		Paid-in	Capital-	Deferred	Exploration	Noncontrolling
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Warrants	Compensation	Stage	Interest	Total

Balance - January 14, 1998	-	$-	-	$-	-	$-	$-	$-	$-	$-	$-	$-

Shares issued to founders	-	-	200	200	-	-	87	-	-	-	-	287

Net loss for the period January 14, 1998 through December 31, 2003	-	-	-	-	-	-	-	-	-	(408,404)	-	(408,404)

Balance January 1, 2004	-	-	200	200	-	-	87	-	-	(408,404)	-	(408,117)

Shares issued in reverse merger	-	-	81,788,563	81,589	-	-	(81,876)	-	-	-	-	(287)

Shares issued in conversion of notes	-	-	3,211,250	3,211	-	-	256,318	-	-	-	-	259,529

Net loss for the year	-	-	-	-	-	-		-	-	(251,734)	-	(251,734)

Balance December 31, 2004	-	-	85,000,013	85,000	-	-	174,529	-	-	(660,138)	-	(400,609)

Net loss for the year	-	-	-	-	-	-	-	-	-	(347,397)	-	(347,397)

Balance December 31, 2005	-	-	85,000,013	85,000	-	-	174,529	-	-	(1,007,535)	-	(748,006)

Shares and warrants issued in private placement, net of placement fees	-	-	5,850,000	5,850	-	-	307,507	208,143	-	-	-	521,500

Shares issued for services rendered	-	-	1,500,000	1,500	-	-	148,500	-	-	-	-	150,000

Warrants issued to former noteholders	-	-	-	-	-	-	-	159,610	-	-	-	159,610

Warrants issued to consultant in private placement	-	-	-	-	-	-	-	17,769	-	-	-	17,769

Adjust fair value of warrants issued in private placement	-	-	-	-	-	-	-	114,930	-	-	-	-

Royalty fees forgiven by Lawrence Livermore	-	-	-	-	-	-	380,000	-	-	-	-	380,000

Net loss for the year ended December 31, 2006 as previously reported	-	-	-	-	-	-	-	-	-	(771,352)	-	(771,352)

Prior period adjustment - correction of an error see Note 10	-	-	-	-	-	-	-	(114,930)	-	114,930	-	-

Net loss for the year ended December 31, 2006 as restated	-	-	-	-	-	-	-	-	-	(656,422)	-	(656,422)

Balance December 31, 2006	-	-	92,350,013	92,350	-	-	1,010,536	385,522	-	(1,663,957)	-	(175,549)

Warrants issued to placement agent	-	-	-	-	-	-	-	292,518	-	-	-	292,518

Warrants issued to convertible noteholders	-	-	-	-	-	-	-	513,132	-	-	-	513,132

Beneficial conversion feature on convertible notes	-	-	-	-	-	-	505,300	-	-	-	-	505,300

Shares issued for services rendered (including prepaid services)	-	-	6,460,000	6,460	-	-	2,528,090	-	-	-	-	2,534,550

Exercise of warrants	-	-	163,375	163	-	-	40,584	(16,241)	-	-	-	24,506

Net loss for the year ended December 31, 2007	-	-	-	-	-	-	-	-	-	(2,174,069)	-	(2,174,069)

Balance December 31, 2007	-	-	98,973,388	98,973	-	-	4,084,510	1,174,931	-	(3,838,026)	-	1,520,388

Exercise of warrants	-	-	69,850	70	-	-	17,352	(6,944)	-	-	-	10,478

Shares issued for services rendered (including prepaid services)	-	-	1,075,000	1,075	-	-	228,425	-	-	-	-	229,500

Net loss for the year ended December 31, 2008	-	-	-	-	-	-	-	-	-	(4,572,358)	-	(4,572,358)

Balance December 31, 2008	-	-	100,118,238	100,118	-	-	4,330,287	1,167,987	-	(8,410,384)	-	(2,811,992)

Exercise of warrants	-	-	-	-	-	-	-	-	-	-	-	-

Shares returned to treasury and retired			(3,000,000)	(3,000)	-	-	3,000	-	-	-	-	-

Shares issued upon conversion from note payable			833,334	833	-	-	111,049	-	-	-	-	111,882

Shares issued for services rendered (including prepaid services)	-	-	2,250,000	2,250	-	-	160,250	-	-	-	-	162,500

Net loss for the year ended December 31, 2009	-	-	-	-	-	-	-	-	-	(1,375,669)	-	(1,375,669)

Balance December 31, 2009	-	$-	100,201,572	$100,201	-	$-	$4,604,586	$1,167,987	$-	$(9,786,053)	$-	$(3,913,279)

Shares issued for services rendered (including prepaid services)	-	-	500,000	500	-	-	19,500	-	-	-	-	20,000

Shares issued upon conversion from note payable	-	-	39,173,333	39,173	-	-	2,289,514	-	-	-	-	2,328,687

Beneficial conversion feature on convertible notes	-	-	-	-	-	-	36,207	-	-	-	-	36,207

Net loss for the year ended December 31, 2010	-	-	-	-	-	-	-	-	-	(621,397)	-	(621,397)

Balance December 31, 2010	-	$-	139,874,905	$139,874	-	$-	$6,949,807	$1,167,987	$-	$(10,407,450)	$-	$(2,149,782)

Shares issued for services rendered	-	-	11,150,000	11,150	-	-	186,068	-	-	-	-	197,218

Shares issued upon conversion from note payable and accrued interest	-	-	35,535,397	35,535	-	-	164,191	-	-	-	-	199,726

Shares issued for acquisition of Ontage Resources	-	-	5,000,000	5,000	-	-	145,000	-	-	-	-	150,000

Recapitalization due to reverse merger with TAG Minerals Inc.	-	-	165,000,000	165,000	-	-	(200,278)					(35,278)

Conversion of notes payable and accrued interest to warrants	-	-	-	-	-	-	921,666	100,800	-	-	-	1,022,466

Shares issued for cash	-	-	16,645,298	16,646	-	-	323,354	-	-	-	-	340,000

Shares issued to lender of Raptor	-	-	5,000,000	5,000	-	-	150,000	-	-	-	-	155,000

Net loss for the year ended December 31, 2011	-	-	-	-	-	-	-	-	-	(977,052)	-	(977,052)

Balance December 31, 2011	-	$-	378,205,600	$378,205	-	$-	$8,639,808	$1,268,787	$-	$(11,384,502)	$-	$(1,097,702)

Shares issued for services rendered	1,000,000	1,000	-	-	-	-	-	-	-	-	-	1,000

Shares issued for services rendered	-	-	1,100,000	1,100	-	-	22,022	-	-	-	-	23,122

Shares issued for cash	-	-	3,400,856	3,401	-	-	66,539	25,560	-	-	-	95,500

Shares issued for services rendered	915,000	915	-	-	-	-	914,085	-	(840,000)	-	-	75,000

Shares issued for conversion of debt	45,000	45	-	-	-	-	44,955	-	-	-	-	45,000

Shares issued for cash	182,000	182	-	-	-	-	181,818	-	-	-	-	182,000

Shares issued for conversion of debt	-	-	1,500,000	1,500	-	-	73,500	-	-	-	-	75,000

Shares Issued in Equity Exchange - Mabwe Minerals Zimbabwe (PVT) LTD	25,000	25	-	-	-	-	24,975	-	-	-	-	25,000

Share of capital for Mabwe Minerals share issuances	-	-	-	-	-	-	1,202,375	-	-	-	-	1,202,375

Change in noncontrolling interest - initial acquisition	-	-	-	-	-	-	-	-	-	-	(33,930)	(33,930)

Restructuring agreement with former owners	-	-	-	-	(54,358,923)	(300,000)	732,853	(100,800)	-	-	-	332,053

Amortization of deferred compensation	-	-	-	-	-	-	-	-	420,000	-	-	420,000

Net loss for the year ended December 31, 2012	-	-	-	-	-	-	-	-	-	(1,366,913)	(56,085)	(1,422,998)

Balance December 31, 2012	2,167,000	$2,167	384,206,456	$384,206	(54,358,923)	$(300,000)	$11,902,930	$1,193,547	$(420,000)	$(12,751,415)	$(90,015)	$(78,580)

Share of capital for Mabwe Minerals share issuances	-	-	-	-	-	-	140,456	53,571	-	-	103,473	297,500

Amortization of deferred compensation	-	-	-	-	-	-	-	-	210,000	-	-	210,000

Shares issued for services rendered (to be rendered)	20,000	20	-	-	-	-	19,980	-	-	-	-	20,000

Net loss for the three months ended March 31, 2013	-	-	-	-	-	-	-	-	-	(473,492)	(108,256)	(581,748)

Balance March 31, 2013	2,187,000	$2,187	384,206,456	$384,206	(54,358,923)	$(300,000)	$12,063,366	$1,247,118	$(210,000)	$(13,224,907)	$(94,798)	$(132,828)

Share of capital for Mabwe Minerals share issuances	-	-	-	-	-	-	47,022	63,395	-	-	59,571	169,988

Amortization of deferred compensation	-	-	-	-	-	-	-	-	210,000	-	-	210,000

Net loss for the three months ended June 30, 2013	-	-	-	-	-	-	-	-	-	(421,093)	(82,461)	(503,554)

Balance June 30, 2013	2,187,000	$2,187	384,206,456	$384,206	(54,358,923)	$(300,000)	$12,110,388	$1,310,513	$-	$(13,646,000)	$(117,688)	$(256,394)

The accompanying notes are an integral part of these condensed consolidated financial statements.

RAPTOR RESOURCES HOLDINGS INC.

(AN EXPLORATION STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2013 AND 2012

WITH CUMULATIVE TOTALS SINCE JANUARY 14, 1998 (INCEPTION)

(UNAUDITED)

			CUMULATIVE
	FOR THE SIX MONTHS ENDED		TOTALS SINCE
	JUNE 30,		INCEPTION
	2013	2012	JANUARY 14, 1998

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(894,591)	$(281,369)	$(13,646,000)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,423	1,423	140,727
Noncontrolling interest adjustment	(190,712)	(33,940)	(375,709)
Amortization of debt issuance costs	-	-	287,571
Interest expense - debt discount	-	-	504,606
Interest expense - beneficial conversion feature	-	-	533,023
Gain on conversion of notes payable and interest	-	-	(13,634)
Gain on sale of equipment	-	-	(1,066)
Forgiveness of debt on conversion of debt to equity	-	(132,917)	(132,917)
(Gain) loss on investment under equity method	199,433	-	311,822
Loss on investment under cost method	-	-	150,000
License fees payable for research and development	-	-	605,000
Warrants issued to former noteholders and consultants	-	-	469,897
Common stock issued to secure acquisition of Raptor/Mab Z	-	-	155,000
Common stock issued for consulting services	86,988	20,375	1,343,703
Preferred stock issued for consulting services	440,000	1,000	936,000
Cash flow effect of reverse merger	-	-	(35,278)

Changes in assets and liabilities
Decrease (increase) in prepaid expenses	(237,560)	(5,500)	1,961,054
Increase (decrease) in accounts payable & accrued expenses	(15,616)	258,471	2,259,148
Accrued interest on convertible notes	17,325	20,363	567,685
Total adjustments	301,281	129,275	9,666,632

Net cash used in operating activities	(593,310)	(152,094)	(3,979,368)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of fixed assets, net of disposals	(1,045)	-	(145,465)
Investment under equity method	-	-	(167,664)

Net cash used in investing activities	(1,045)	-	(313,129)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes/loans payable	425,704	-	745,490
Repayments made on note payable for Dodge Mines	(13,500)	(48,083)	(255,083)
Proceeds from exercise of warrants	-	-	34,984
Proceeds from convertible notes and warrants, net of debt issuance costs	-	-	2,284,310
Payments of license fee payable	-	-	(225,000)
Proceeds from private placement, net of fees (including cash received for shares to be issued) - preferred and common stock	380,500	260,500	1,789,500
Proceeds (payments) from related parties	-	(21,930)	139,542

Net cash provided by financing activities	792,704	190,487	4,513,743

NET INCREASE IN CASH AND CASH EQUIVALENTS	198,349	38,393	221,246

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	22,897	15,072	-

CASH AND CASH EQUIVALENTS - END OF PERIOD	$221,246	$53,465	$221,246

CASH PAID DURING THE PERIOD FOR:
Income taxes	$-	$-	$-
Interest expense	$-	$-	$93,517

SUPPLEMENTAL NONCASH INFORMATION:

Conversion of notes and interest for common stock, net of discounts and issuance costs	$-	$-	$3,011,031
Acquisition of Dodge Mines for Note Payable	$-	$-	$433,000
Conversion of license fee payable into capital	$-	$-	$380,000
Common stock issued to secure acquisition of Raptor	$-	$-	$155,000
Preferred stock issued for goodwill	$-	$-	$25,000
Warrants issued to former noteholders and consultants	$-	$-	$469,897
Common stock issued for acquisition	$-	$-	$150,000
Common stock issued for prepaid expenses	$-	$-	$2,205,000
Conversion of accrued expenses for note payable-related parties	$-	$-	$960,000
Conversion of note payable-related parties and accrued interest to warrants	$-	$-	$1,022,466
Liabilities forgiven related to restructuring with former owners	$-	$-	$732,853
Conversion of Dodge Mines Note Payable for Preferred Stock	$-	$45,000	$45,000
Forgiveness of debt on conversion of debt to equity	$-	$132,917	$132,917
Effect of reverse merger with TAG Minerals, Inc.
Cash	$-	$-	$24,772
Accounts payable and accrued expenses	-	-	(50)
Effect on retained earnings	-	-	(60,000)
Cash flow effect from reverse merger	$-	$-	$(35,278)

The accompanying notes are an integral part of these condensed consolidated financial statements.

RAPTOR RESOURCES HOLDINGS INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013 AND 2012 (UNAUDITED)

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

JUNE 30, 2013 AND 2012 (UNAUDITED)

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

JUNE 30, 2013 AND 2012 (UNAUDITED)

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

On September 19, 2011, TAG-Z, entered into a Sale of Shares Agreement, whereby, TAG-Z agreed to pay $433,000 in installments through November 30, 2012 for 100% of the Dodge Mine blocks 1-6, located in Zimbabwe. The property consists of three hydrothermal mountains representing 123 hectares containing multiple deposits of superior grade barite, limestone and talc based on the drilling reports that management received from the previous owner of the Dodge mine blocks. Along with the purchase of the Dodge Mine blocks 1-6, TAG-Z received 50% of the issued and outstanding shares of common stock of Chiroswa Minerals (PVT) Limited (“Chiroswa”), an inactive company originally formed to conduct mining operations on the Dodge Mine. Since Chiroswa is an inactive company, TAG-Z has canceled the Chiroswa shares it received under the Sale of Share Agreement and intends to conduct mining operations on the Dodge blocks itself. As of June 30, 2013, the entire note balance for the Dodge Mines has been paid by the Company. .

Effective December 2, 2011, the Company entered into a Stock Purchase Agreement with Mabwe Minerals Inc. (f/k/a/Raptor Networks Technology, Inc.) (MBMI: OTCQB) (“Mabwe”) under which the Company issued 5,000,000 shares of its common stock to the lender of certain convertible notes of Mabwe, as incentive to convert their promissory notes into shares of common stock. As a result of this transaction, Mabwe issued 55.52% of its issued and outstanding shares of common stock to the Company, Mabwe became a majority owned subsidiary of the Company, and, under the terms of the Agreement, the officers and directors of Mabwe resigned. Al Pietrangelo, President and CEO of the Company, became President and CEO of Mabwe and be the sole member of the Board of Directors. Mabwe conducted a reverse split and issued additional shares of its common stock to allow the Company to hold 80.14% of its issued and outstanding common shares on a post-split basis.

RAPTOR RESOURCES HOLDINGS INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013 AND 2012 (UNAUDITED)

NOTE 1	-	ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

On March 5, 2012, the Company amended its Articles of Incorporation to change its name to Raptor Resources Holdings Inc. to more clearly reflect its new focus on the mining of gold and other industrial minerals and to help build a new brand identity. The name change became effective March 28, 2012.

On June 1, 2012 the Company entered into a contract renegotiation with the owner of Dodge Mines Blocks 1-6, Chiroswa Syndicate (“Chiroswa”) related to the previous agreement for the $433,000 in installment payments for the Dodge Mine blocks 1-6, located in Zimbabwe. Under the new terms of the contract with Chiroswa, Chiroswa accepted 45,000 shares of our Preferred Convertible Series B stock (each share is convertible into 50 shares of Common Stock of Raptor Resources Holdings Inc. (RRHI) and 25 shares of common stock of majority owned Mabwe Minerals Inc. (MBMI)). The Company paid $3,000 as a down payment with $27,000 due upon the retitling of the Dodge Mine Blocks 1-6 into the name of Mabwe Minerals Zimbabwe (PVT) Limited (MAB-Z). An additional $30,000 will be paid in five equal monthly installments beginning October 1, 2012. Under the terms of the amended contract with Chrioswa, it forgave $132,917 of the debt owed and agreed that upon completion of the retitling of the asset into the name of MAB-Z the asset of the Dodge Mine Blocks 1-6 ($433,000) and the remaining liability ($57,000) will be transferred to MAB-Z to support continuing operations and revenue generating activities. The full balance has been repaid to Dodge Mine for mine blocks 1-6 as of June 30, 2013.

On June 28, 2012 the charter of Mabwe increased the number of authorized shares of common stock. Mabwe issued to the Company an additional 79,078,817 shares of its common stock (post 1:10 reverse split) giving the Company at that time ownership of 80.14% of the issued and outstanding shares of Mabwe common stock. As of June 30, 2013 ownership percentage of the Company is 65.61%.

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

JUNE 30, 2013 AND 2012 (UNAUDITED)

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

On December 17, 2012 the Company entered into a share buyback restructuring agreement with Stanley Baron (former Chief Executive Officer of the Company) and Craig Gimbel (former Executive Vice President of the Company) where Baron and Gimbel returned all of their shares (26,847,423 and 27,511,500 respectively) along with granting exercisable option rights on their warrants to buy Company stock. The number of warrants held by Baron and Gimbel are 8,640,000 and 5,760,000 respectively with an exercise price of $.075/share. Under the terms of this agreement Baron and Gimbel executed an option agreement simultaneously to TAG and the Company to purchase all of the shares back at $.04/share. The agreement terminated the employment agreements and all money owed to Baron and Gimbel including a $150,000 loan from the former employees. As consideration Baron and Gimbel received shares of Mabwe Minerals Inc., a majority owned subsidiary of the Company in the amounts of 1,700,000 and 1,300,000, respectively. Additionally, Baron and Gimbel received from the Company all contracts related to the dental technology business of the Company. There were no assets recorded for this division, and no development done for the past year, as this was inactive. The Company no longer is engaged in the dental technology business. The cancellation of the Baron and Gimbel shares and issuance of the certificate in the name of the Company was January 30, 2013 by the Company’s transfer agent. The closing of the transaction occurred December 17, 2012, and therefore was recorded in the 2012 financial statements.

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

JUNE 30, 2013 AND 2012 (UNAUDITED)

NOTE 1	-	ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

Going Concern

As shown in the accompanying condensed consolidated financial statements the Company has incurred attributable recurring losses of $421,093 and $894,591 for the three and six months ended June 30, 2013 and losses of $76,235 and $281,369 for the same period in 2012. The Company has incurred a cumulative loss of $13,646,006 since inception (January 14, 1998). The Company has a working capital deficit in the amount of $1,076,041 as of June 30, 2013. The Company is currently in the exploration stage and has merged the gold mining business of TAG and the mining and distribution of non-gold metals and minerals of Mabwe into the Company.

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

JUNE 30, 2013 AND 2012 (UNAUDITED)

NOTE 2	-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Exploration Stage Company

The Company currently has no continuing operations and, in accordance with ASC 915"DEVELOPMENT STAGE ENTITIES," is considered an Exploration Stage Enterprise. The company amended its’ Articles of Incorporation on March 5, 2012 to change their name to Raptor Resources Holdings Inc. to reflect a new business focus on the exploration and mining of gold and other industrial minerals. The company continued to consolidate its’ interest and further separate itself from the former line of business in the December 17, 2012 settlement and restructuring agreement with POII and former principals Stan Baron (former Chief Executive Officer of Lantis Laser Inc.) and Craig Gimbel (former Executive Vice President of Lantis Laser Inc.) by acquiring their interest in the Company (54,358,923 shares of common stock collectively), terminated their employment agreements with the Company, extinguished certain liabilities owed by the Company to Baron and Gimbel and obtained an option to purchase their 14,400,000 warrants.

The Company’s majority owned subsidiary entered the Exploration Stage on June 29, 2012 after the charter of Mabwe increased the number of authorized shares of common stock. Mabwe issued to the Company an additional 79,078,817 shares of its common stock (post 1:10 reverse split) giving the Company at that time ownership of 80.14% of the issued and outstanding shares of Mabwe common stock. The Company has no revenue from continuing operations since January 14, 1998. The Company is actively pursuing revenue from continuing operations through MAB-Z, it’s fully consolidated variable interest entity. Under agreement with Baker Hughes Oilfield Operations, Inc. MAB-Z was issued as beneficiary an irrevocable documentary letter of credit from in the documentary credit amount of $3,000,000 per lot of crude barite (or a total of $9,000,000) to pay for shipments from Beira, Mozambique to any U.S. Gulf port of three lots of barite meeting the specifications set forth in the letter of credit. The first shipment must be made between June 1, 2013 and August 31, 2013, the second shipment must be made between September 1, 2013 and November 30, 2013 and the third shipment must be made between December 1, 2013 and March 1, 2014. The Company is discussing with Baker Hughes Oilfield Operations revised shipment dates in light of the delays the Company experienced in obtaining the Environmental Impact Assessment Certificate dated July 4, 2013 from the Environmental Management Agency of Zimbabwe to allow it to commence mining operations for barite.

As a result of the April 22, 2011 Merger, TAG became a wholly-owned subsidiary of the Company. TAG, a U.S. based mineral resource acquisition, exploration and development company, with operations conducted through its operating affiliate, TAG-Z, a fully consolidated variable interest entity of 49% ownership. TAG’s strategy is to identify, acquire and exploit mineral properties that have potential. TAG is augmented by independent financial, geological, and mining professionals who advise the company on its mining and exploration projects throughout Zimbabwe, Africa. TAG-Z will commence their own alluvial surface gold mining operations.

RAPTOR RESOURCES HOLDINGS INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013 AND 2012 (UNAUDITED)

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

The Company as of June 30, 2013 owns 65.61% of Mabwe Minerals Inc. The 34.39% noncontrolling interest is reflected in the condensed consolidated financial statements. This dilution was due to the private placement sale of common stock by its subsidiary, Mabwe Minerals Inc., and stock issued for acquisitions, private placement sales, restructuring and services rendered and to be rendered. Mabwe issued 1,695,000 shares of common stock diluting the interest of Raptor Resources Holdings Inc. from 66.43% last quarter to 65.61% this quarter. This decline represents a .82% decrease in the controlling interest.

Noncontrolling Interests

In accordance with ASC 810-10-45, Noncontrolling Interests in Consolidated Financial Statements, the Company classifies controlling interests as a component of equity within the balance sheets. The Company has retroactively applied the provisions in ASC 810-10-45 to the financial information for the period ended June 30, 2013. There was no activity from December 2, 2011 through June 30, 2012 in Mabwe, the Company’s majority-owned subsidiary. The Company’s controlling interest was reduced this quarter due to sale of stock through private placement and the issuance of stock for services rendered and to be rendered. The noncontrolling interest on a percentage basis increased by 0.82% to 34.39% in Mabwe Minerals Inc. The noncontrolling interest thus increased to balance of $117,688. The net asset share of the noncontrolling interest of $59,571 at June 30, 2013 was netted with losses of $82,461 compared to a March 31, 2013 net asset share (deficit) of $94,798.

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

JUNE 30, 2013 AND 2012 (UNAUDITED)

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

Uncertainty in Income Taxes

Under ASC 740-10-25 recognition and measurement of uncertain income tax positions is required using a “more-likely-than-not” approach. Management evaluates their tax positions on an annual basis and has determined that as of June 30, 2013 no additional accrual for income taxes is necessary.

Advertising Costs

The Company expenses the costs associated with advertising as incurred. Advertising expenses for the three and six months ended June 30, 2013 and 2012 are included in professional, consulting and marketing fees in the condensed consolidated statements of operations.

RAPTOR RESOURCES HOLDINGS INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013 AND 2012 (UNAUDITED)

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

Impairment or Disposal of Long-Lived Assets

The Company reviews its long-lived assets and certain related intangibles for impairment periodically, and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable.  When necessary, impaired assets are written down to estimated fair value based on the best information available.  Estimated fair value is generally based on either appraised value or measured by discounting estimated future cash flows.  Considerable management judgment is necessary to estimate discounted future cash flows.  Accordingly, actual results could vary significantly from such estimates.  There were no assets that were considered to be impaired as of June 30, 2013 and December 31, 2012.

Income Taxes

The Company accounts for income taxes in accordance with the asset and liability method.   Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the condensed consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates for the periods in which the differences are expected to reverse.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

(Loss) Per Share Attributable to Common Shareholders of the Company

Basic net (loss) per common share is computed using the weighted average number of common shares outstanding. Diluted earnings per share ("EPS") include additional dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options and warrants. Common stock equivalents were not included in the computation of diluted earnings per share on the condensed consolidated statement of operations due to the fact that the Company reported a net loss and to do so would be anti-dilutive for the periods presented.

RAPTOR RESOURCES HOLDINGS INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013 AND 2012 (UNAUDITED)

NOTE 2	-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The following is a reconciliation of the computation for basic and diluted EPS:

			Cumulative
			Totals since
	June 30,	June 30,	14-Jan-98
	2013	2012	(Inception)

Net loss attributed to common shares	$(894,591)	$(281,369)	$(13,646,000)

Weighted-average common shares Outstanding (Basic)	384,206,456	380,921,623	90,721,027
Weighted-average common stock
Equivalents
Convertible Notes	6,990,000	10,190,000	10,190,000
Preferred Stock (Series B)	59,350,000	10,500,000	-
Warrants	30,457,900	30,457,900	28,886,066

Weighted-average commons shares Outstanding (Diluted)	481,004,356	432,069,523	129,797,093

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

The Company files income tax returns in the U.S. federal tax jurisdiction and various state tax jurisdictions. The tax years for 2009 to 2012 remain open for examination by federal and/or state tax jurisdictions. The Company is currently not under examination by any other tax jurisdictions for any tax year.

Goodwill

Effective July 18, 2012, Mabwe Minerals Inc. acquired a 49% interest of Mabwe Minerals Zimbabwe (PVT) LTD (MAB-Z) for 25,000 shares of Series B Convertible Preferred Stock of Raptor Resources Holdings Inc. The value of this transaction was $25,000 resulted in the Company recording Goodwill as part of the purchase transaction. MAB-Z is the operating arm of the Company and at the time of the purchase it’s net assets consisted chiefly of mining rights associated with the main line of business of the company. Management periodically assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. At December 31, 2012, management has determined that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount and thus no need to adjust for impairment.

RAPTOR RESOURCES HOLDINGS INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013 AND 2012 (UNAUDITED)

NOTE 2	-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Subsequent Events

In accordance with ASC 855 “Subsequent Events”, the Company is required to disclose the date through which subsequent events have been evaluated and whether that date is the date the financial statements were issued or the date the financial statements were available to be issued.

Revenue Recognition

Prior to the change in business, the Company recorded revenues when the following criteria were met: (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred; (iii) the price to the customer is fixed or determinable; and (iv) collection of the sales price is reasonably assured.  Delivery occurs when goods are shipped and title and risk of loss have passed to the customer.  Revenue is deferred in all instances where the earnings process is incomplete.  The Company recognized revenue from distribution sales when all contingencies were satisfied and upon persuasive evidence of a sale to end users until such time that historical sell through ratios had been developed.  Payments received before all of the relevant criteria for revenue recognition were satisfied were recorded as deferred revenue in the accompanying condensed consolidated balance sheets.  Revenues and costs of revenues from consulting contracts were recognized during the period in which the service was performed.  All revenues were reported net of any sales discounts or taxes.

Since the Company entered the Exploration Stage, no revenues have been recorded.

Recent Accounting Pronouncements

There have been no recent accounting pronouncements or changes in accounting pronouncements during the three and six months ended June 30, 2013, as compared to the recent accounting pronouncements disclosed in the Company’s Annual Report on Form 10-K that are of material significance, or have potential material significance, to the Company.

NOTE 3	-	FIXED ASSETS AND MINING RIGHTS

Fixed Assets:

Fixed assets as of June 30, 2013 (unaudited) and December 31, 2012 were as follows:

	Estimated	(Unaudited)
	Useful Lives	June 30,	December 31,
	(Years)	2013	2012
Computer Equipment	3-5	$3,521	$2,476
Machinery	5	6,800	6,800
		10,321	9,276
Less: accumulated depreciation		(4,516)	(3,093)
Fixed assets, net		$5,805	$6,183

There was $711 and $1,423 charged to operations for depreciation expense for the three and six months ended June 30, 2013, respectively.

RAPTOR RESOURCES HOLDINGS INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013 AND 2012 (UNAUDITED)

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

On June 1, 2012 entered into a contract renegotiation with the owner of Dodge Mines Blocks 1-6, Chiroswa Syndicate, related to the previous agreement for the $433,000 in installment payments of the Dodge Mine blocks 1-6, located in Zimbabwe. Under amended terms of the contract Chiroswa accepted 45,000 shares of the Company's Preferred Convertible Series B stock (each share is convertible into 50 shares of Common Stock of Raptor Resources Holdings Inc. (RRHI) and 25 shares Common Stock of majority owned Mabwe Minerals Inc. (MBMI)). The deal was secured with a $3,000 down payment with $27,000 due upon the retitling of the Dodge Mine blocks 1-6 into the Name of Mabwe Minerals Zimbabwe (PVT) Limited (MAB-Z). An additional $30,000 will be paid in five equal monthly installments that commenced October 1, 2012. This transaction resulted in the forgiveness of $132,917 of the debt owed.

With the acquisition of MAB-Z the chief revenue producing asset of mining rights of the Dodge Mine Blocks 1-6 and the associated note payable were transferred from fully consolidated subsidiary of Raptor Resources Holdings Inc. TAG-Z to MAB-Z a fully consolidated variable interest entity of Mabwe Minerals Inc., majority owned subsidiary of Raptor Resources Holdings Inc., The value transferred to MAB-Z for the Mining rights of Dodge Mine blocks 1-6 has a book value of $433,000 offset by a note payable $57,000 at the time of transfer. This value of $376,000 in related party loans is further offset by net payment of expenses incurred by and paid on behalf of consolidating parent Raptor Resources Holdings Inc. Though the balance in the related party payable is nearly identical to that of the Dodge Mine Blocks Net asset there have been several invoices flow through the account in either direction they nearly zero out. The Note Payable for the Dodge Mines at June 30, 2013 was paid in full, as the Company paid $13,500 during the six months ended June 30, 2013. Also in this related party activity is the charge for the 25,000 shares of stock that were issued by Raptor Resources Holdings Inc.to acquire MAB-Z. This transaction has also resulted in recording of Goodwill on the books of MAB-Z, as the value of the 25,000 shares of Series B Preferred Convertible Stock of Raptor Resources Holdings Inc. has a value of $25,000.

RAPTOR RESOURCES HOLDINGS INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013 AND 2012 (UNAUDITED)

NOTE 4	-	CONVERTIBLE NOTES

Original Noteholders

In April and May 2007, the Company issued 5% Senior Convertible Three Year Notes to investors in the amount of $2,526,500, which equaled the gross proceeds raised by the Company (the “Convertible Notes”). The Convertible Notes are convertible to shares of the Company’s common stock anytime in the three-year period at a fixed conversion price of $.15. The Convertible Notes will convert into 16,843,333 shares of the Company’s common stock. In May 2009, convertible notes of $125,000 were converted, at a fixed conversion rate of $.15 per share, into 833,334 shares of common stock. This conversion reduced the outstanding principal to a balance of $2,401,500. In an effort to reduce the liabilities of the Company, on July 1, 2010 the Company offered Convertible Note holders the opportunity to convert their Convertible Notes to common stock at $0.05 per share including any and all outstanding interest that has been accrued from the original $0.15 conversion price.

In addition, the Company offered to reset the exercise price of the warrants that were issued with the Convertible Notes to $0.075 from $0.15 and $0.25 and extend the warrants for a further three years from the original date of issue for all warrant holders.

Approximately 90% of Convertible Note holders have agreed to accept the terms of the conversion. Through June 30, 2010, Convertible Notes of $2,117,000, including $404,413 of accrued interest was converted to 42,340,000 shares of common stock. This conversion reduced the outstanding principal balance to a balance of $409,500. The Company determined that there was no material modification to the debt instrument under ASC 47-50-40, as the embedded conversion option immediately before and after the modification of the debt instrument was under the 10% threshold.

The convertible note holders received 6,737,333 detachable warrants with their notes. The warrants were exercisable for five years at an exercise price of $.25. The Placement Agent received 2,947,583 exercisable at $.25 for five years. The Company separately valued the warrants at $513,132, and recorded a debt discount in that amount which is being amortized to interest expense over the three-year Convertible Notes period. The Company has recorded an additional discount of $505,300 as the value of the beneficial conversion option.

Proceeds of the $2,526,500 were allocated as follows:

i) Convertible Notes - $2,013,368; and

ii) Warrants (also Debt Discount) - $513,132

The debt discount of $1,018,432 was amortized using the effective interest method over the life of the Convertible Notes of three years. As part of the transaction, the Company incurred $292,190 of debt issuance costs.

On December 28, 2012, one of the Convertible Noteholders signed their notice of conversion to convert $60,000 in principal and accrued interest in the amount of $28,110 for 1,500,000 shares of common stock in the amount of $75,000 ($0.05 conversion price). The transaction resulted in a gain of $13,110 on conversion. The transaction was reflected in the financial statements for 2012 as the conversion notice was dated December 28, 2012. The share certificate was not issued until January 31, 2013.

Interest expense on the Original Noteholders Convertible Notes for the three and six months ended June 30, 2013 was $8,618 and $17,325 compared to $10,179 and 20,358 for the same period in 2012 and $208,684 is accrued at June 30, 2013. A total of $404,413 of accrued interest was converted into common stock at the time of the Convertible Note conversions in 2010 and 2011.

RAPTOR RESOURCES HOLDINGS INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013 AND 2012 (UNAUDITED)

NOTE 4	-	CONVERTIBLE NOTES (CONTINUED)

As a result of the Company’s failure to timely pay the interest in May 2009, the convertible notes are in technical default. Therefore, the Company has reclassified the debt to current liabilities. The summary of the Convertible Notes is as follows at June 30, 2013:

$349,500 Convertible Notes at 10% interest per annum due on demand	$349,500

NOTE 5	-	CONVERTIBLE NOTES – RELATED PARTIES

In May 2011, the Company converted two 5% interest bearing notes with the former directors of the Company, and now officers of the dental technology subsidiary in the amount of $149,017 into new Convertible Notes totaling $150,000. The $983 variance was recorded by the Company as an expense. The Convertible Notes will be repaid at the rate of 5% of any funding, whether debt or equity, received by the Company or its subsidiaries, or 5% of net revenues of the Company. The Convertible Note holders have the right to convert any amounts outstanding and due to them at $0.075 per share at their sole discretion.

Under the terms of the December 17, 2012 agreement the $150,000 balance of this note was forgiven. The forgiveness was recorded as an adjustment to additional paid in capital as the amount was due to a related party.

There are no material related party loans outstanding as of June 30, 2013

NOTE 6	-	RELATED PARTY LOANS

The Company had entered into employment agreements with its two senior officers through December 31, 2009. The agreements obligated the Company to pay these officers $200,000 per year through December 31, 2009. Total commitment for the Company was $960,000. The amount was due December 31, 2012; however, there was no prepayment penalty. Concurrent with the Merger, the directors who were owed the $960,000 plus $62,466 in accrued interest that remained outstanding agreed to convert these amounts into 14,400,000 warrants. The warrants have a term of five-years, with an exercise price of $0.075. The Company performed a Black-Scholes calculation to determine the value of the warrants, and they were determined to have a value of $100,800. The gain on the conversion of the related party debt to warrants of $921,666 is reflected in additional paid-in capital. Under the terms of the December 17, 2012, restructuring agreement, the Company may call the shares at a price of $.04 per share.

With the acquisition of MAB-Z the chief revenue producing asset of mining rights of the Dodge Mine Blocks 1-6 and the associated note payable were transferred from fully consolidated subsidiary of Raptor Resources Holdings Inc. TAG-Z to MAB-Z a fully consolidated variable interest entity of Mabwe Minerals Inc., majority owned subsidiary of Raptor Resources Holdings Inc., The value transferred to MAB-Z for the Mining rights of Dodge Mine blocks 1-6 has a book value of $433,000 offset by a note payable $57,000 at the time of transfer. This value of $376,000 in related party loans is further offset by net payment of expenses incurred by and paid on behalf of consolidating parent Raptor Resources Holdings Inc. As of June 30, 2013, the Note Payable relating to the Dodge Mines was repaid. Also in this related party activity is the charge for the 25,000 shares of stock that were issued by Raptor Resources Holdings Inc.to acquire MAB-Z. This transaction has also resulted in recording of Goodwill on the books of MAB-Z, as the value of the 25,000 shares of Series B Preferred Convertible Stock of Raptor Resources Holdings Inc. has a value of $25,000. The related party payable balance has a contra balance due to the issuance of Mabwe stock in the amount of $70,000 for an advisory contract with the Company. Mabwe is also paying liabilities of the Company relating to legal, accounting and filing fees.

RAPTOR RESOURCES HOLDINGS INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013 AND 2012 (UNAUDITED)

NOTE 7	-	NOTE PAYABLE – OTHER

Effective July 26, 2012 Mabwe Minerals Zimbabwe (PVT) LTD entered into a one year financing short term loan agreement with Overseas Trade and Financing Limited for a line of $40,000 with accrued interest at the rate of 12% . The balance with interest and fees of $45,166 at June 30, 2013 must be fully repaid within 360 days of the effective date. Failure to pay as prescribed or duly extend loan period will result in the accrual of late charges at a rate of 6% per annum, Extension and drawdown fees are 1% and 2% respectively. As MAB-Z is a Variable Interest Entity (VIE) with respect to guidance under ASC 810-10-5 and is therefore reflected on condensed consolidated financial statements.

NOTE 8	-	NOTE PAYABLE – DODGE MINES

On September 19, 2011, TAG-Z, entered into a Sale of Shares Agreement, whereby, TAG-Z agreed to pay $433,000 in installments through November 30, 2012 for 100% of the Dodge Mine blocks 1-6, located in Zimbabwe. The property consists of three hydrothermal mountains representing 123 hectares containing multiple deposits of superior grade barite, limestone and talc based on the drilling reports that management received from the previous owner of the Dodge mine blocks. Along with the purchase of the Dodge Mine blocks 1-6, TAG-Z received 50% of the issued and outstanding shares of common stock of Chiroswa Minerals (PVT) Limited (“Chiroswa”), an inactive company originally formed to conduct mining operations on the Dodge Mine. Since Chiroswa is an inactive company, TAG-Z has canceled the Chiroswa shares it received under the Sale of Share Agreement and intends to conduct mining operations on the Dodge blocks itself.

As of June 1, 2012, this transaction was restructured. Under the new terms of this transaction the prior owner of Chiroswa Syndicate accepted 45,000 shares of Preferred Convertible Series B stock (each share is convertible into 50 shares of common stock of the Company and 25 shares of common stock of majority owned Mabwe Minerals Inc. (MBMI)). The transaction was secured with a $3,000 down payment with $27,000 due upon the retitling of the Dodge Mine Blocks 1-6 into the name of Mabwe Minerals Zimbabwe (PVT) Limited. An additional $30,000 will be paid in five equal monthly installments commencing October 1 2012. This transaction resulted in the forgiveness of $132,917 of the debt owed.

With the acquisition of MAB-Z the chief revenue producing asset of mining rights of the Dodge Mine Blocks 1-6 and the associated note payable were transferred from fully consolidated subsidiary of Raptor Resources Holdings Inc. TAG-Z to MAB-Z a fully consolidated variable interest entity of Mabwe Minerals Inc., majority owned subsidiary of Raptor Resources Holdings Inc. The value transferred to MAB-Z for the mining rights of Dodge Mine blocks 1-6 has a book value of $433,000 offset by a note payable $57,000 at the time of transfer. The net value of this transfer was $376,000. The Note Payable for the Dodge Mines at June 30, 2013 was paid in full, as the Company paid $13,500 during the six months ended June 30, 2013. Also in this related party activity is the charge for the 25,000 shares of stock that were issued by Raptor Resources Holdings Inc.to acquire MAB-Z. This transaction has also resulted in recording of Goodwill on the books of MAB-Z, as the value of the 25,000 shares of Series B Preferred Convertible Stock of Raptor Resources Holdings Inc. has a value of $25,000.

RAPTOR RESOURCES HOLDINGS INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013 AND 2012 (UNAUDITED)

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

The investment has been accounted for as an equity investment under ASC 323. In accordance with the ASC, the investment will be maintained at fair value, and increased or decreased based upon the net income or loss of Kinsey as well as any contributions made and dividends paid. Mabwe Minerals Inc.’s investment decreased $39,042 and $199,433 as a result of the quarterly loss attributable from Kinsey for the three and six months ended June 30, 2013 in proportion to the 25% ownership by MAB-C.

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

Upon payment of this amount, the parties had agreed to amend the agreement they had for payment of the balance of $84,000 along with the unpaid royalty fees of $380,000 for 2003, 2004 and 2005 as noted below. The Company incurred $10,000 of maintenance fees in February 2007 and paid these on February 28, 2007.

In addition to the license fee, the Company had agreed to pay minimum royalties to Lawrence Livermore beginning in 2004. Prior to the amendment of the agreement, the Company had not paid any of the royalties to Lawrence Livermore.

The royalties due were for 2003 $30,000, for 2004 $100,000 and for 2005 $250,000. These fees were to be paid February 28 of each year for the prior calendar year. The royalties due were $380,000.

RAPTOR RESOURCES HOLDINGS INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013 AND 2012 (UNAUDITED)

NOTE 10	-	LICENSE AND ROYALTY FEES (CONTINUED)

The parties had agreed on December 22, 2006 to amend the agreement. The Company agreed to pay Lawrence Livermore a total of $144,000 in three installments; $10,000 by February 28, 2007 (which was for maintenance fees for 2007 and paid by the Company), $84,000 by July 28, 2007 (which was paid by the Company on July 9, 2007), and the final $50,000 by December 31, 2007 (which was paid by the Company on December 11, 2007). The $380,000 of minimum royalties have been forgiven by Lawrence Livermore and reclassified to additional paid in capital as of December 22, 2006.

On January 1, 2008, the Company paid minimum annual royalty fees of $20,000 for 2008.

On February 18, 2009, the Company and Lawrence Livermore entered into an Amended License Agreement, which has been amended nine times, most recently in Amendment Nine dated June 23, 2011 whereby, the Lawrence Livermore extended the due dates of the minimum royalty fees for 2009 ($20,000), 2010 ($20,000), 2011 ($20,000) and 2012 ($20,000) until June 30, 2012 and The remaining minimum royalty fees for 2013 and thereafter were to be due as follows: 2013 ($60,000) due February 28, 2013; 2014 ($100,000) due February 28, 2014; and 2015 and thereafter for the life of the Agreement ($250,000) due February 28, 2015, and February 28 of each year thereafter for the life of the Agreement, however, In the restructuring agreement with the former officers of the Company, the Company agreed to transfer this license agreement to a newly formed company of the former officers for their relinquishment of the common stock held by them in the Company as well as the forgiveness of certain liabilities. The outstanding liability related to minimum fees for prior years is the responsibility of the Company and remained as a liability.

The $80,000 that remains outstanding to Lawrence Livermore is accrued for as of June 30, 2013.

LightLab

The Company entered into a Non-Exclusive License Agreement for Imaging Patents between themselves and LightLab Imaging, LLC on August 8, 2001.

The License Agreement had an original term of five years, commencing two years after the original agreement date, which would expire August 8, 2008, and the license could be renewed. The minimum royalty requirements were based on Net Sales by the Company. Since the Company generated no sales in the periods, there were no amounts due. On December 19, 2006, the Company and LightLab Imaging, Inc. negotiated an amendment whereby the new term of the agreement is, unless terminated by either party to remain in effect for three years following whichever of the following events occurs first: i) the Company’s release of a licensed product; ii) the Company’s first commercial sale of a licensed product, or; iii) July 1, 2007 (July 1, 2010). The Company on September 18, 2007 paid LightLab Imaging, LLC $50,000. This Agreement had terminated and will not be renewed as the main scanning patent licensed in this Agreement expires in 2011, before the Company intends to introduce its OCT product into the market.

There were no amounts outstanding to LightLab as of June 30, 2013.

RAPTOR RESOURCES HOLDINGS INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013 AND 2012 (UNAUDITED)

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

The Company had paid the minimum fees in 2008 and the minimum royalty for 2009, amounting to $630 originally due by December 31, 2009 has been deferred until the first anniversary of the first commercial sale and is in accounts payable as it is unpaid as of September 30, 2012. The Company paid some patent fees in 2009, 2010 and 2011 to the University of Florida. In addition, the first year of sale under the agreement has been amended to 2012 from 2009.

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

The Company had amended this agreement six times, most recently on December 8, 2011, whereby milestones were updated to provide adequate time for the Company to complete development, obtain FDA clearance and transition to marketing and manufacturing.

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

JUNE 30, 2013 AND 2012 (UNAUDITED)

NOTE 11	-	COMMITMENTS

SERVICES RENDERED AGREEMENT

Mabwe Minerals Inc. entered into a Services Rendered Agreement with WGB Kinsey and Mabwe Minerals Inc. in August 2012. Under the agreement, Mabwe Minerals Inc. agreed to issue 1,000,000 shares of common stock to Kinsey in exchange for Kinsey to allocate the necessary resources to mine the Dodge Mines at a rate consistent with Mabwe Minerals Inc.’s ability to grow their transportation capacity which currently represents 140,000 metric tons. No production has taken place during the six month period ended June 30, 2013. It is anticipated that production will commence the third quarter of fiscal 2013.

LETTER OF CREDIT

On February 8, 2013, MAB-Z was issued as beneficiary an irrevocable documentary letter of credit from Baker Hughes Oilfield Operations, Inc. in the documentary credit amount of $3,000,000 per lot of crude barite (or a total of $9,000,000) to pay for shipments from Beira, Mozambique to any U.S. Gulf port of three lots of barite meeting the specifications set forth in the letter of credit. The first shipment must be made between June 1, 2013 and August 31, 2013, the second shipment must be made between September 1, 2013 and November 30, 2013 and the third shipment must be made between December 1, 2013 and March 1, 2014. The Company is discussing with Baker Hughes Oilfield Operations revised shipment dates in light of the delays the Company experienced in obtaining the Environmental Impact Assessment Certificate dated July 4, 2013 from the Environmental Management Agency of Zimbabwe to allow it to commence mining operations for barite.

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

No Series A preferred stock was issued in the three and six months ended June 30, 2013.

The total issued and outstanding Series A Preferred Stock at June 30, 2013 is the 1,000,000 shares.

RAPTOR RESOURCES HOLDINGS INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013 AND 2012 (UNAUDITED)

Preferred Convertible Series B Stock

As of June 30, 2013, the Company authorized 2,500,000 shares of Preferred Convertible Series B Stock. Each share of Preferred Convertible Series B Stock is convertible into 50 shares of the Company’s common stock and 25 shares of the Company’s majority owned subsidiary, Mabwe Minerals Inc.

During the six months ended June 30, 2013 the Company issued 20,000 shares for an advisory agreement with for services to be provided throughout the year.

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

As of June 30, 2013, the Company has 1,187,000 Preferred Convertible Series B Stock issued and outstanding.

Common Stock

As of June 30, 2013, the Company has 990,000,000 shares of common stock authorized with a par value of $.001. On December 9, 2004, the Company increased the authorized shares from 250,000,000 to 990,000,000.

During the six months ended June 30, 2013 there were no shares issued in the Company and there 384,206,456 shares issued and outstanding.

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

JUNE 30, 2013 AND 2012 (UNAUDITED)

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

JUNE 30, 2013 AND 2012 (UNAUDITED)

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

JUNE 30, 2013 AND 2012 (UNAUDITED)

NOTE 12	-	STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED)

Stockholders Equity – Issued by consolidated majority owned subsidiary MBMI

MBMI authorized capital consists of 500,000,000 shares of common stock, par value $0.001 per share and 5,000,000 shares of preferred stock, no par value per share.

Preferred Stock – MBMI

MBMI has no issued and outstanding preferred stock as of June 30, 2013

Common Stocks – MBMI

During the three months ended June 30, 2013, 1,600,000 shares of stock were issued through a private placement for cash in the amount of $160,000. The stock was issued with 1,600,000 warrants which are exercisable for one year at $.15 per share. Also issued during the period were 25,000 shares as payment for accounting services rendered valued at $2,500 and 70,000 shares as payment for promotional services rendered valued at $7,848. The controlling interest of the controlling interest, Raptor Resources Holdings Inc., was diluted to 65.61% based on new issuances of common stock that quarter.

During the three months ended March 31, 2013, 1,000,000 shares were issued for $70,000 ($.07/share) through a private placement. 1,000,000 shares were also issued at a value of $70,000 ($.07/share) on behalf of Raptor Resources Holdings Inc., as payment for an advisory agreement in lieu of cash. 100,000 shares were issued for public relations services to be provided over the first six months of 2013 at a value $7,000. Also during this period 1,505,000 shares were issued through private placement for cash along with 1,505,000 warrants that are exercisable for 1 year at $.15/share. . The controlling interest of the controlling interest, Raptor Resources Holdings Inc., was diluted to 66.43% based on new issuances of common stock that quarter.

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

As of June 30, 2013 Mabwe Minerals Inc. has issued and outstanding of 137,280,750

Warrants – MBMI

During the three months ended June 30, 2013, 1,600,000 warrants were issued through a private placement for cash in conjunction with private placement stock sale. Warrants that are exercisable for 1 year at $.15/share

During the three months ended March 31, 2013, 1,505,000 warrants were issued through a private placement for cash in conjunction with private placement stock sale. Warrants that are exercisable for 1 year at $.15/share.

RAPTOR RESOURCES HOLDINGS INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013 AND 2012 (UNAUDITED)

NOTE 12	-	STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED)

Warrants

The Company granted 3,250,000 warrants to the investors who took part in the private placement of $585,000 based on a 1: 1.8 conversion ratio. The warrants were valued in accordance with APB 14 at a value of $208,143 utilizing the Black-Scholes method.

The Company granted 178,750 warrants to a consultant who assisted the Company in their private placement. The Company valued these warrants utilizing the Black-Scholes method and expensed them in their condensed consolidated statements of operations. The warrants have a fair value of $17,769.

The Company granted 6,737,333 warrants to the convertible noteholder investors who took part in the debt offering based on a 4:10 conversion ratio. The warrants were valued in accordance with APB 14 at a value of $513,132 utilizing the Black-Scholes method.

The Company granted 2,947,583 warrants to the placement agent who managed the issuance of the 5% Senior Convertible Note. The Company valued these warrants utilizing the Black-Scholes method and expensed them in their condensed consolidated statements of operations. The warrants have a fair value of $292,518.

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

JUNE 30, 2013 AND 2012 (UNAUDITED)

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

At June 30, 2013, deferred tax assets consist of the following:

Net operating losses	$4,480,091

Valuation allowance	(4,480,091)

$-

At June 30, 2013, the Company had a net operating loss carryforward in the amount of $13,176,738 available to offset future taxable income through 2033. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods. A reconciliation of the Company’s effective tax rate as a percentage of income before taxes and federal statutory rate for the periods ended June 30, 2013 and 2012 is summarized as follows:

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

JUNE 30, 2013 AND 2012 (UNAUDITED)

NOTE 15	-	FAIR VALUE MEASUREMENTS

The Company adopted certain provisions of ASC Topic 820. ASC 820 defines fair value, provides a consistent framework for measuring fair value under generally accepted accounting principles and expands fair value financial statement disclosure requirements. ASC 820’s valuation techniques are based on observable and unobservable inputs. Observable inputs reflect readily obtainable data from independent sources, while unobservable inputs reflect our market assumptions. The Company determines the fair value of its liabilities, on a recurring basis using significant observable inputs. The fair value measurement of these liabilities is consistent with ASC 820, "Fair Value Measurements" ASC 820 did not have an impact on the consolidated financial position or results of operations; however, the required disclosure for the six months ended June 30, 2013 is as follows:

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

The following table represents the fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2013:

	Level 1	Level 2	Level 3	Total

Investment-Equity Method	-	355,842	-	355,842
Investment-Cost Method	-	-	-	-
Convertible notes	-	-	349,500	349,500

RAPTOR RESOURCES HOLDINGS INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013 AND 2012 (UNAUDITED)

NOTE 16	-	ACQUISITION

Effective July 18, 2012, Mabwe Minerals Inc. acquired a 49% interest of Mabwe Minerals Zimbabwe (PVT) LTD (MAB-Z) for 25,000 shares of Series B Convertible Preferred Stock of Raptor Resources Holdings Inc. The value of this transaction was $25,000.

MAB – Z was essentially a newly formed entity. The $25,000 was recorded as goodwill. As MAB-Z is a Variable Interest Entity (VIE) with respect to guidance under ASC 810-10-5 and is therefore reflected on condensed consolidated financial statements.

Net Assets Purchased
Goodwill	25,000

NOTE 17.	Securitized Loans

Effective May 16, 2013 MAB-Z entered into a one year securitized financing short term agreement with CBZ Bank Limited in the amount of $420,000. As security under this agreement Kinsey pledged as security two Bell HD2045 Hydraulic Excavators appraised at a combined value of $739,000. The loan is to be paid in monthly installments beginning in December in the amount of $35,000 plus interest expiring on June 30, 2014 upon which time all monies are due and payable and must be repaid in full. The interest rate on the loan is 15% per year. Upon funding of this loan a 3% establishment fee was charged and deducted from the proceeds. The Company may in the future obtain funding through securitizations and other attempts to raise capital until cash flow operations are self-sustaining in the support of continuing operations.

RAPTOR RESOURCES HOLDINGS INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013 AND 2012 (UNAUDITED

NOTE 18	-	SUBSEQUENT EVENTS

On July 3, 2013, Mabwe Minerals Inc. issued 90,000 shares of common stock for accounting services rendered and to be rendered throughout the balance of this calendar year.

On July 10, 2013, Mabwe Minerals Inc. 49% owned affiliate, Mabwe Minerals Zimbabwe (Private) Ltd., received an Environmental Impact Assessment Certificate ("EIA") dated July 4, 2013 from the Environmental Management Agency of Zimbabwe to allow it to commence mining and processing of barite at Dodge Mine in Zimbabwe for Baker Hughes and several other prospective customers for high end barite.

On July 19, 2013, the Company issued 75,000 shares of Series B Convertible Preferred Stock to Lion Capital Group LLC, a Wyoming LLC, equally owned by Al Pietrangelo, Tapiwa Gurupia, J. Louis Schlegel IV and Dean Harrison as a milestone achieving bonus for the EIA license grant to allow commencement of mining operations at Dodge Mine.

On July 31, 2013, Mabwe Minerals Inc. (“Mabwe Minerals”), entered into a Master Distributor Agreement with Steinbock Minerals Ltd. and its affiliate Yasheya Ltd. to market, sell, distribute, ship and deliver Mabwe Minerals’ Dodge Mine barite to their customers.

On August 7, 2013, Mabwe Minerals Inc. issued 2,000,000 shares of common stock for the amount of $500,000 through private placement.

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

Results of Operations

Three and Six Months Ended June 30, 2013 Compared to Three and Six Months Ended June 30, 2012.

The following is derived from, and should be read in conjunction with, our condensed consolidated financial statements, and related notes for the three and six months ended June 30, 2013 and 2012.

Operating revenues. We are an exploration stage company. To date, we have not generated any operating revenues, nor have we generated operating revenues since our inception in February 1998. Our other wholly subsidiary, TAG Minerals Inc. has not yet commenced its mining activities. Revenues from anticipated production are expected to commence in the third quarter of 2013 as a result of operations of majority owned Mabwe Minerals Inc. The first shipment was set to be made between June 1, 2013 and August 31, 2013. The Company is discussing with Baker Hughes Oilfield Operations revised shipment dates in light of the delays the Company experienced in obtaining the Environmental Impact Assessment Certificate dated July 4, 2013 from the Environmental Management Agency of Zimbabwe to allow it to commence mining operations for barite.

Net loss from operations. For the three months ended June 30, 2013, our consolidated net loss from operations prior to elimination of non-controlling interest was $503,554 compared to $76,235 for the same period in the prior year, representing an increased loss of $427,319. The increase in our loss from operations was mainly due to increased compensation expense for key individual contributors who received Preferred Series B Convertible Stock in this quarter for services rendered resulting in compensation of $210,000. The Company also entered into two agreements where services were paid for with stock in lieu of cash with the portion amortized in this quarter was $33,525. Additional costs incurred for MAB-Z relative to pre-production site prep and other exploration costs amounted to $48,746. Professional, consulting and marketing fees increased to $91,228 in the three months ended June 30, 2013 as compared to $61,160 in the same period last year.

 For the six months ended June 30, 2013, our consolidated net loss from operations prior to elimination of non-controlling interest was $1,085,303 compared to $281,369 for the same period in the prior year, representing an increased loss of $803,934. The increase in our loss from operations was mainly due to increased compensation expense for key individual contributors who received Preferred Series B Convertible Stock in this quarter for services rendered resulting in compensation of $420,000. The Company also entered into two agreements where services were paid for with stock in lieu of cash with the portion amortized in this quarter was $97,025. Additional costs incurred for MAB-Z relative to pre-production site prep and other exploration costs amounted to $79,065. Professional, consulting and marketing fees increased to $182,609 in the six months ended June 30, 2013 as compared to $139,017 in the same period last year.

Total other expenses(income). Other expense was $52,264 and $222,345 for the three and six months ended June 30, 2013, respectively, compared to other income of $122,738 and $112,559 for the three and six months ended June 30, 2012. The increase in expense was attributable to the pro rata share of the loss in the investment in Kinsey by the majority owned subsidiary MAB-C. The share of the loss in Kinsey was mainly due to their company’s fulfillment of some large contract as they prepare to support MAB-Z once in production along with increased depreciation cost of new equipment. The other income from the 2012 in the amount of $132,917 was realized under the terms of the amended contract with Chrioswa, for debt forgiveness of the debt owed of MAB-Z for the asset of the Dodge Mine Blocks 1-6 which supports the continuing operations and revenue generating activities. For the three months ended June 30, 2013 there was an increase in accrued interest due to the secured note obtained by MAB-Z compared with the same period in the prior year. There was a negligible increase in the accrued interest cost on the convertible note in the six months ended June 30, 2013 versus the same three months in the prior year.

Net loss. We had a net loss attributable to common shares of $421,093 and $894,591 or $0.00 per share, for the three and six months ended June 30, 2013, compared to a net loss attributable to common shares of $76,235 and $281,369 or $0.00 per share, for the same period in the prior year. The increase in the net loss is mainly related to the fact we have yet to commence operations and the expenses are accelerating ahead of commencement of operations. Additionally the consolidation of Mabwe Minerals Inc. and the acquisition of Mabwe Corporation have resulted in further loss. Exploration costs for the three and six months ended June 30, 2013 were $48,746 and $79,065. Professional, consulting and marketing fees increased to $91,228 and $182,609 for the three and six months ended June 30, 2013 as compared to $61,160 and $139,017 in the same period last year. Wages and wage related expense increased to $229,525 and $472,025 as compared to $82,200 and $164,400 in the same period last year. This increase was due to the amortization of compensation expense in the form of stock in the amount of $420,000.

Liquidity and Capital Resources

Total assets. On June 30, 2013, we had total assets of $1,334,864, compared to $1,118,766 on December 31, 2012.   We had cash and cash equivalents of $221,246 on June 30, 2013 compared to $22,897 at December 31, 2012. Our fixed assets (net of depreciation), which did not change significantly, were $5,805 on June 30, 2013, compared to $6,183 on December 31, 2012. Prepaid expense increased to $293,971 on June 30, 2013 from $76,411 on December 31, 2012. This change was largely due to prepayment for services to be provided to MAB-Z in conjunction with mining site preparation. Goodwill was recorded as a result of related party activity and the charge for the 25,000 shares of stock we issued to acquire interest in MAB-Z. This transaction has also resulted in recording of goodwill on the books of MAB-Z, as the value of the 25,000 shares of our Series B Preferred Convertible Stock has a value of $25,000.

Total liabilities. We had total liabilities of $1,591,258, on June 30, 2013 compared to $1,197,346 for the period ended December 31, 2012, due primarily to the secured loan and proceeds thereof entered into on May 16, 2013 MAB-Z as a one year securitized financing short term agreement with CBZ Bank Limited in the amount of $420,000.

Accrued interest on convertible notes on June 30, 2013 was $208,684 compared to $191,359 at December 31, 2012. At June 30, 2013, we had a negative working capital of $1,076,044 compared to a negative working capital of $1,098,038 on December 31, 2012. These conditions raise substantial doubt about our ability to continue as a going concern within the next 12 months.

Going Concern. The items discussed above raise substantial doubts about the Company's ability to continue as a going concern. In light of these factors, management believes that with the investment in Kinsey and production anticipated to commence in the third quarter of 2013 on the Dodge Mines, the Company will be well positioned to succeed. The Company may in the future obtain funding through securitizations and other attempts to raise capital until cash flow operations are self-sustaining in the support of continuing operations.

Cash flow from operations. During the six months ended June 30, 2013, we had a negative cash flow from operations of $593,311 compared to negative cash flow from operations of $152,094 during the same period in the prior year. Our higher negative cash flow from operations was mainly due to increased outlay of cash as we incur development and start-up costs in our majority owned subsidiary for exploration, site preparation and legal fees.

Cash flow from investing activities. The sole investing activity was for the purchase of one piece of computer equipment during the six month period ended June 30, 2013.

Cash flow from financing activities. During the six months ended June 30, 2013, we received $792,705 net cash from financing activities from compared to $190,487 in the same period in 2012. We received $380,500 proceeds from a private placement of the common stock of MBMI, net of fees, compared to $260,500 received in the same period in 2012. Payments for the liability associated with Dodge Mine Blocks 1-6 in the current were made in the amount of $13,500 compared to $48,083 paid in the same period in the prior year. The Company may in the future obtain funding through securitizations and other attempts to raise capital until cash flow operations are self-sustaining in the support of continuing operations.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

In March, April and May 2007, the Company issued 5% senior convertible three year notes to investors in the amount of $2,526,500, which equaled the gross proceeds raised by the Company (the “Convertible Notes”). Through March 31, 2010, Convertible Notes of $2,117,000, including $404,413 of accrued interest was converted to 42,340,000 shares of common stock. This conversion reduced the outstanding principal balance of the Convertible Notes to $349,500.

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

Exhibit No.	Description
31.1 *	Certification of the Chief Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 *	Certification of the Chief Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 *	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101 PRE*	XBRL Taxonomy Extension Presentation Linkbase

*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Date: August 16, 2013

/s/ Al Pietrangelo
Al Pietrangelo, CEO and CFO

