Form 10-Q
period 2013-09-30
RAPTOR RESOURCES HOLDINGS INC.
filed 2013-11-15
CIK 1413299

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended
September 30, 2013

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: On November 2, 2013 the registrant had 384,206,456 shares of common stock issued and outstanding.

RAPTOR RESOURCES HOLDINGS INC.
(AN EXPLORATION STAGE COMPANY)
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Page(s)

CONDENSED CONSOLIDATED BALANCE SHEETS AS OF SEPTEMBER 30, 2013 (UNAUDITED) AND DECEMBER 31, 2012	F-2

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012 WITH CUMULATIVE TOTALS SINCE JANUARY 14, 1998 (INCEPTION) (UNAUDITED)	F-3

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) FOR THE PERIOD JANUARY 14, 1998 (INCEPTION) THROUGH SEPTEMBER 30, 2013(UNAUDITED)	F-4

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012 WITH CUMULATIVE TOTALS SINCE JANUARY 14, 1998 (INCEPTION) (UNAUDITED)	F-5

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS SEPTEMBER 30, 2013 AND 2012 (UNAUDITED)	F-6

RAPTOR RESOURCES HOLDINGS INC.
(AN EXPLORATION STAGE COMPANY)
CONDENSED CONSOLIDATED BALANCE SHEETS

	SEPTEMBER 30,	DECEMBER 31,
	2013	2012
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$126,390	$22,897
Prepaid expenses	295,482	76,411

Total Current Assets	421,872	99,308

Fixed assets, net of depreciation	4,420	6,183

Other Assets:
Investment	341,919	555,275
Mineral rights	453,340	433,000
Goodwill	25,000	25,000
Total Other Assets	820,259	1,013,275

TOTAL ASSETS	$1,246,551	$1,118,766

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

LIABILITIES
Current Liabilities:
Accrued interest - convertible notes	$217,500	$191,359
Accounts payable and accrued expenses	689,064	580,051
Liability for stock to be issued	-	20,000
Loan Payable - Other	46,816	42,786
Secured Loan	439,425	-
Note payable - Dodge Mines	-	13,500
Related party payable	5,150	150
Convertible notes payable, net of discount and beneficial conversion feature	349,500	349,500

Total Current Liabilities	1,747,455	1,197,346

Total Liabilities	1,747,455	1,197,346

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $.001 Par Value; 10,000,000 shares authorized
Preferred Series A Stock 3,000,000 shares authorized 1,000,000 issued and outstanding	1,000	1,000
Preferred Convertible Series B Stock ; 2,500,000 shares authorized with 1,262,000 issued and outstanding for 2013 and 1,167,000 issued and outstanding for 2012	1,262	1,167
Common stock, $.001 Par Value; 990,000,000 shares authorized with 384,206,456 issued 340,847,533 outstanding for 2013 and 384,206,456 issued 329,847,533 outstanding for 2012	384,206	384,206
Additional paid-in capital	12,738,714	11,902,930
Treasury Stock - 43,358,923 shares of common stock (in excess of par) for 2013 and 54,358,923 for 2012	(239,500)	(300,000)
Additional paid-in capital - warrants	1,311,808	1,193,547
Deferred compensation	-	(420,000)
Deficits accumulated during the exploration stage	(14,480,392)	(12,751,415)

Total Stockholders’ Equity (Deficit) - Raptor Resources Holdings Inc.	(282,902)	11,435

Noncontrolling interest in subsidiary	(218,002)	(90,015)

Total Stockholders’ Equity (Deficit)	(500,904)	(78,580)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$1,246,551	$1,118,766

The accompanying notes are an integral part of these condensed consolidated financial statements.

RAPTOR RESOURCES HOLDINGS INC.
(AN EXPLORATION STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012
WITH CUMULATIVE TOTALS SINCE JANUARY 14, 1998 (INCEPTION)
(UNAUDITED)

					CUMULATIVE
					TOTALS SINCE
	THREE MONTHS ENDED		FOR THE NINE MONTHS ENDED		INCEPTION
	SEPTEMBER 30,		SEPTEMBER 30,		JANUARY 14,
	2013	2012	2013	2012	1998
OPERATING REVENUES
Sales	$-	$-	$-	$-	$-

OPERATING EXPENSES

Research and development	-	99,219	-	99,219	2,129,900
Mining Operations Cost	230,578	-	230,578	-	230,578
Research & Development Cost	379,861	-	458,926	-	569,965
Wages and wage related expenses	295,000	312,300	767,023	476,700	2,713,261
Professional, consulting and marketing fees	139,061	42,102	321,670	181,119	5,439,963
Value of stock issued to secure purchase of Raptor	-	-	-	-	155,000
Other general and administrative expenses	54,681	51,602	182,517	140,690	1,145,348
Depreciation	340	711	1,763	2,134	141,067
Total Operating Expenses	1,099,521	505,934	1,962,477	899,862	12,525,082

LOSS BEFORE OTHER INCOME (EXPENSE)	(1,099,521)	(505,934)	(1,962,477)	(899,862)	(12,525,082)

OTHER INCOME (LOSS)

Amortization of debt issuance costs	-	-	-	-	(287,571)
Gain (loss) in investment under equity method	(13,923)	-	(213,356)	-	(325,745)
Gain on conversion of notes payable and interest	-	-	-	-	13,634
Forgiveness of debt on conversion of debt to equity	-	-	-	132,917	132,917
Gain (loss) on investment - Equity Method	-	-	-	-	(150,000)
Gain on sale of equipment	-	-	-	-	1,066
Interest expense - debt discount	-	-	-	-	(1,017,246)
Interest income (expense), net	(26,566)	(11,901)	(49,477)	(32,259)	(874,779)
Total Other Income (Expense)	(40,489)	(11,901)	(262,833)	100,658	(2,507,724)

COMBINED NET LOSS BEFORE PROVISION FOR INCOME TAXES	(1,140,010)	(517,835)	(2,225,310)	(799,204)	(15,032,806)

LESS NET LOSS ATTRIBUTABLE TO NON CONTROLLING INTEREST	(305,618)	(41,318)	(496,333)	(41,318)	(552,414)

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS OF RAPTOR RESOURCES HOLDINGS INC BEFORE PROVISION FOR INCOME TAXES	(834,392)	(476,517)	(1,728,977)	(757,886)	(14,480,392)

Provision for Income Taxes	-	-	-	-	-

NET LOSS ATTRIBUTABLE TO COMMON SHARES	$(834,392)	$(476,517)	$(1,728,977)	$(757,886)	$(14,480,392)

NET LOSS PER BASIC AND DILUTED SHARES	(0.00)	(0.00)	(0.00)	(0.00)	(0.14)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	384,206,456	382,583,358	384,206,456	381,479,578	101,971,842

The accompanying notes are an integral part of these condensed consolidated financial statements.

RAPTOR RESOURCES HOLDINGS INC.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE PERIOD JANUARY 14, 1998 (INCEPTION) THROUGH SEPTEMBER 30, 2013
(UNAUDITED)

										Deficits
								Additional		Accumulated
							Additional	Paid-in		During the
	Preferred Stock		Common Stock		Treasury Stock		Paid-in	Capital-	Deferred	Exploration	Noncontrolling
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Warrants	Compensation	Stage	Interest	Total

Balance - January 14, 1998	-	$-	-	$-	-	$-	$-	$-	$-	$-	$-	$-

Shares issued to founders	-	-	200	200	-	-	87	-	-	-	-	287

Net loss for the period January 14, 1998 through December 31, 2003	-	-	-	-	-	-	-	-	-	(408,404)	-	(408,404)

Balance January 1, 2004	-	-	200	200	-	-	87	-	-	(408,404)	-	(408,117)

Shares issued in reverse merger	-	-	81,788,563	81,589	-	-	(81,876)	-	-	-	-	(287)

Shares issued in conversion of notes	-	-	3,211,250	3,211	-	-	256,318	-	-	-	-	259,529

Net loss for the year	-	-	-	-	-	-		-	-	(251,734)	-	(251,734)

Balance December 31, 2004	-	-	85,000,013	85,000	-	-	174,529	-	-	(660,138)	-	(400,609)

Net loss for the year	-	-	-	-	-	-	-	-	-	(347,397)	-	(347,397)

Balance December 31, 2005	-	-	85,000,013	85,000	-	-	174,529	-	-	(1,007,535)	-	(748,006)

Shares and warrants issued in private placement, net of placement fees	-	-	5,850,000	5,850	-	-	307,507	208,143	-	-	-	521,500

Shares issued for services rendered	-	-	1,500,000	1,500	-	-	148,500	-	-	-	-	150,000

Warrants issued to former noteholders	-	-	-	-	-	-	-	159,610	-	-	-	159,610

Warrants issued to consultant in private placement	-	-	-	-	-	-	-	17,769	-	-	-	17,769

Adjust fair value of warrants issued in private placement	-	-	-	-	-	-	-	114,930	-	-	-	-

Royalty fees forgiven by Lawrence Livermore	-	-	-	-	-	-	380,000	-	-	-	-	380,000

Net loss for the year ended December 31, 2006 as previously reported	-	-	-	-	-	-	-	-	-	(771,352)	-	(771,352)

Prior period adjustment - correction of an error see Note 10	-	-	-	-	-	-	-	(114,930)	-	114,930	-	-

Net loss for the year ended December 31, 2006 as restated	-	-	-	-	-	-	-	-	-	(656,422)	-	(656,422)

Balance December 31, 2006	-	-	92,350,013	92,350	-	-	1,010,536	385,522	-	(1,663,957)	-	(175,549)

Warrants issued to placement agent	-	-	-	-	-	-	-	292,518	-	-	-	292,518

Warrants issued to convertible noteholders	-	-	-	-	-	-	-	513,132	-	-	-	513,132

Beneficial conversion feature on convertible notes	-	-	-	-	-	-	505,300	-	-	-	-	505,300

Shares issued for services rendered (including prepaid services)	-	-	6,460,000	6,460	-	-	2,528,090	-	-	-	-	2,534,550

Exercise of warrants	-	-	163,375	163	-	-	40,584	(16,241)	-	-	-	24,506

Net loss for the year ended December 31, 2007	-	-	-	-	-	-	-	-	-	(2,174,069)	-	(2,174,069)

Balance December 31, 2007	-	-	98,973,388	98,973	-	-	4,084,510	1,174,931	-	(3,838,026)	-	1,520,388

Exercise of warrants	-	-	69,850	70	-	-	17,352	(6,944)	-	-	-	10,478

Shares issued for services rendered (including prepaid services)	-	-	1,075,000	1,075	-	-	228,425	-	-	-	-	229,500

Net loss for the year ended December 31, 2008	-	-	-	-	-	-	-	-	-	(4,572,358)	-	(4,572,358)

Balance December 31, 2008	-	-	100,118,238	100,118	-	-	4,330,287	1,167,987	-	(8,410,384)	-	(2,811,992)

Exercise of warrants	-	-	-	-	-	-	-	-	-	-	-	-

Shares returned to treasury and retired			(3,000,000)	(3,000)	-	-	3,000	-	-	-	-	-

Shares issued upon conversion from note payable			833,334	833	-	-	111,049	-	-	-	-	111,882

Shares issued for services rendered (including prepaid services)	-	-	2,250,000	2,250	-	-	160,250	-	-	-	-	162,500

Net loss for the year ended December 31, 2009	-	-	-	-	-	-	-	-	-	(1,375,669)	-	(1,375,669)

Balance December 31, 2009	-	$-	100,201,572	$100,201	-	$-	$4,604,586	$1,167,987	$-	$(9,786,053)	$-	$(3,913,279)

Shares issued for services rendered (including prepaid services)	-	-	500,000	500	-	-	19,500	-	-	-	-	20,000

Shares issued upon conversion from note payable	-	-	39,173,333	39,173	-	-	2,289,514	-	-	-	-	2,328,687

Beneficial conversion feature on convertible notes	-	-	-	-	-	-	36,207	-	-	-	-	36,207

Net loss for the year ended December 31, 2010	-	-	-	-	-	-	-	-	-	(621,397)	-	(621,397)

Balance December 31, 2010	-	$-	139,874,905	$139,874	-	$-	$6,949,807	$1,167,987	$-	$(10,407,450)	$-	$(2,149,782)

Shares issued for services rendered	-	-	11,150,000	11,150	-	-	186,068	-	-	-	-	197,218

Shares issued upon conversion from note payable and accrued interest	-	-	35,535,397	35,535	-	-	164,191	-	-	-	-	199,726

Shares issued for acquisition of Ontage Resources	-	-	5,000,000	5,000	-	-	145,000	-	-	-	-	150,000

Recapitalization due to reverse merger with TAG Minerals Inc.	-	-	165,000,000	165,000	-	-	(200,278)					(35,278)

Conversion of notes payable and accrued interest to warrants	-	-	-	-	-	-	921,666	100,800	-	-	-	1,022,466

Shares issued for cash	-	-	16,645,298	16,646	-	-	323,354	-	-	-	-	340,000

Shares issued to lender of Raptor	-	-	5,000,000	5,000	-	-	150,000	-	-	-	-	155,000

Net loss for the year ended December 31, 2011	-	-	-	-	-	-	-	-	-	(977,052)	-	(977,052)

Balance December 31, 2011	-	$-	378,205,600	$378,205	-	$-	$8,639,808	$1,268,787	$-	$(11,384,502)	$-	$(1,097,702)

Shares issued for services rendered	1,000,000	1,000	-	-	-	-	-	-	-	-	-	1,000

Shares issued for services rendered	-	-	1,100,000	1,100	-	-	22,022	-	-	-	-	23,122

Shares issued for cash	-	-	3,400,856	3,401	-	-	66,539	25,560	-	-	-	95,500

Shares issued for services rendered	915,000	915	-	-	-	-	914,085	-	(840,000)	-	-	75,000

Shares issued for conversion of debt	45,000	45	-	-	-	-	44,955	-	-	-	-	45,000

Shares issued for cash	182,000	182	-	-	-	-	181,818	-	-	-	-	182,000

Shares issued for conversion of debt	-	-	1,500,000	1,500	-	-	73,500	-	-	-	-	75,000

Shares Issued in Equity Exchange - Mabwe Minerals Zimbabwe (PVT) LTD	25,000	25	-	-	-	-	24,975	-	-	-	-	25,000

Share of capital for Mabwe Minerals share issuances	-	-	-	-	-	-	1,202,375	-	-	-	-	1,202,375

Change in noncontrolling interest - initial acquisition	-	-	-	-	-	-	-	-	-	-	(33,930)	(33,930)

Restructuring agreement with former owners	-	-	-	-	(54,358,923)	(300,000)	732,853	(100,800)	-	-	-	332,053

Amortization of deferred compensation	-	-	-	-	-	-	-	-	420,000	-	-	420,000

Net loss for the year ended December 31, 2012	-	-	-	-	-	-	-	-	-	(1,366,913)	(56,085)	(1,422,998)

Balance Deceember 31, 2012	2,167,000	$2,167	384,206,456	$384,206	(54,358,923)	$(300,000)	$11,902,930	$1,193,547	$(420,000)	$(12,751,415)	$(90,015)	$(78,580)

Share of capital for Mabwe Minerals share issuances	-	-	-	-	-	-	140,456	53,571	-	-	103,473	297,500

Amortization of deferred compensation	-	-	-	-	-	-	-	-	210,000	-	-	210,000

Shares issued for services rendered (to be rendered)	20,000	20	-	-	-	-	19,980	-	-	-	-	20,000

Net loss for the three months ended March 31, 2013	-	-	-	-	-	-	-	-	-	(473,492)	(108,256)	(581,748)

Balance March 31, 2013	2,187,000	$2,187	384,206,456	$384,206	(54,358,923)	$(300,000)	$12,063,366	$1,247,118	$(210,000)	$(13,224,907)	$(94,798)	$(132,828)

Share of capital for Mabwe Minerals share issuances	-	-	-	-	-	-	47,022	63,395	-	-	59,571	169,988

Amortization of deferred compensation	-	-	-	-	-	-	-	-	210,000	-	-	210,000

Net loss for the three months ended June 30, 2013	-	-	-	-	-	-	-	-	-	(421,093)	(82,461)	(503,554)

Balance June 30, 2013	2,187,000	$2,187	384,206,456	$384,206	(54,358,923)	$(300,000)	$12,110,388	$1,310,513	$-	$(13,646,000)	$(117,688)	$(256,394)

Shares Issued for Services Rendered	75,000	75					74,925					75,000

Share of capital for Mabwe Minerals share issuances	-	-	-	-	-	-	393,901	1,295	-	-	205,304	600,500

Issuance of Treeasury Stock	-	-	-	-	11,000,000	60,500	159,500	-	-	-	-	220,000

Net loss for the three months ended Setember 30, 2013	-	-	-	-	-	-	-	-	-	(834,392)	(305,618)	(1,140,010)

Balance September 30, 2013	2,262,000	$2,262	384,206,456	$384,206	(43,358,923)	$(239,500)	$12,738,714	$1,311,808	$-	$(14,480,392)	$(218,002)	$(500,904)

The accompanying notes are an integral part of these condensed consolidated financial statements.

RAPTOR RESOURCES HOLDINGS INC.
(AN EXPLORATION STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012
WITH CUMULATIVE TOTALS SINCE JANUARY 14, 1998 (INCEPTION)
(UNAUDITED)

			CUMULATIVE
	FOR THE NINE MONTHS ENDED		TOTALS SINCE
	SEPTEMBER 30,		INCEPTION
	2013	2012	JANUARY 14, 1998
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,728,977)	$(757,886)	$(14,480,392)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,763	2,134	141,067
Noncontrolling interest adjustment	(496,333)	35,590	(681,330)
Amortization of debt issuance costs	-	-	287,571
Interest expense - debt discount	-	-	504,606
Interest expense - beneficial conversion feature	-	-	533,023
Gain on conversion of notes payable and interest	-	-	(13,634)
Gain on sale of equipment	-	-	(1,066)
Forgiveness of debt on conversion of debt to equity	-	(132,917)	(132,917)
(Gain) loss on investment under equity method	213,356	-	325,745
Loss on investment under cost method	-	-	150,000
License fees payable for research and development	-	-	605,000
Warrants issued to former noteholders and consultants	-	-	469,897
Common stock issued to secure acquisition of Raptor Networks Technology. Inc. (MBMI)	-	-	155,000
Common stock issued for consulting services (including Treasury Stock)	407,488	127,155	1,664,203
Preferred stock issued for consulting services	515,000	211,000	1,011,000
Cash flow effect of reverse merger	-	-	(35,278)

Changes in assets and liabilities
Decrease (increase) in prepaid expenses	(239,071)	(118,881)	1,959,543
Increase (decrease) in accounts payable & accrued expenses	114,012	289,166	2,388,782
Accrued interest on convertible notes	26,141	30,656	576,501
Total adjustments	542,356	443,903	9,907,713

Net cash used in operating activities	(1,186,621)	(313,983)	(4,572,679)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of fixed assets, net of disposals	-	-	(144,420)
Investment in Land/Mining Claims	(20,340)		(20,340)
Investment under equity method	-	-	(167,664)

Net cash used in investing activities	(20,340)	-	(332,424)

CASH FLOWS FROM FINANCING ACTIVITES
Proceeds from notes/loans payable	443,454	41,608	763,240
Repayments made on note payable for Dodge Mines	(13,500)	(75,083)	(255,083)
Proceeds from exercise of warrants	-	-	34,984
Proceeds from convertible notes and warrants, net of debt issuance costs	-	-	2,284,310
Payments of license fee payable	-	-	(225,000)
Proceeds from private placement, net of fees (including cash received for shares to be issued) - preferred and common stock	880,500	457,500	2,289,500
Proceeds (payments) from related parties	-	(27,100)	139,542

Net cash provided by financing activities	1,310,454	396,925	5,031,493

NET INCREASE IN CASH AND CASH EQUIVALENTS	103,493	82,942	126,390

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	22,897	15,072	-

CASH AND CASH EQUIVALENTS - END OF PERIOD	$126,390	$98,014	$126,390

CASH PAID DURING THE PERIOD FOR:
Income taxes	$-	$-	$-
Interest expense	$-	$-	$93,517

SUPPLEMENTAL NONCASH INFORMATION:

Conversion of notes and interest for common stock, net of discounts and issuance costs	$-	$-	$3,011,031
Acquisition of Dodge Mines for Note Payable	$-	$-	$433,000
Conversion of license fee payable into capital	$-	$-	$380,000
Common stock issued to secure acquisition of Raptor	$-	$-	$155,000
Preferred stock issued for goodwill	$-	$25,000	$25,000
Warrants issued to former noteholders and consultants	$-	$-	$469,897
Common stock issued for acquistion	$-	$-	$150,000
Common stock issued for prepaid expenses	$97,500	$-	$2,302,500
Conversion of accrued expenses for note payable-related parties	$-	$-	$960,000
Conversion of note payable-related parties and accrued interest to warrants	$-	$-	$1,022,466
Liabilities forgiven related to restructuring with former owners	$-	$-	$732,853
Conversion of Dodge Mines Note Payable for Preferred Stock	$-	$45,000	$45,000
Forgiveness of debt on conversion of debt to equity	$-	$132,917	$132,917
Effect of reverse merger with TAG Minerals, Inc.
Cash	$-	$-	$24,772
Accounts payable and accrued expenses	-	-	(50)
Effect on retained earnings	-	-	(60,000)
Cash flow effect from reverse merger	$-	$-	$(35,278)

The accompanying notes are an integral part of these condensed consolidated financial statements.

RAPTOR RESOURCES HOLDINGS INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013 AND 2012 (UNAUDITED)

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
SEPTEMBER 30, 2013 AND 2012 (UNAUDITED)

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
SEPTEMBER 30, 2013 AND 2012 (UNAUDITED)

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
SEPTEMBER 30, 2013 AND 2012 (UNAUDITED)

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

On June 28, 2012 Mabwe Minerals amended its charter to increase the number of its authorized shares of common stock. Mabwe Minerals issued to the Company an additional 79,078,817 shares of its common stock (post 1:10 reverse split) giving the Company at that time ownership of 80.14% of the issued and outstanding shares of Mabwe Minerals common stock. As of September 30, 2013 the Company owns 64.49% of Mabwe Minerals.

On July 18, 2012 Mabwe Minerals acquired a 49% interest in Mabwe Minerals Zimbabwe (PVT) LTD ("MAB-Z") with the issuance of 25,000 shares of Raptor Resources Holdings Inc. Series B Preferred Convertible Stock ("Series B Preferred Stock"). Each share of Series B Preferred Stock is convertible into 50 common shares of Raptor Resources Holdings Inc. and 25 common shares of Mabwe Minerals, both subject to a one year holding period. The remaining 51% ownership in MAB-Z is held by a director of the Company, Zimbabwean resident, Tapiwa Gurupira (41% ownership), with the remaining portion owned by Asswell Gurupira (10% ownership). MAB-Z will be the operating arm of Mabwe Minerals, with the Company being the primary beneficiary of all the activities of MAB-Z. MAB-Z is a Variable Interest Entity (VIE) with respect to guidance under ASC 810-10-5 and is therefore consolidated.

On October 29, 2012, Mabwe Minerals, Mabwe Corporation (PVT) LTD (“MAB-C”), and WGB Kinsey & Company (“Kinsey”) entered into an Equity Exchange Agreement (“Equity Exchange Agreement”). In accordance with the Equity Exchange Agreement, the Company issued 5,000,000 shares of their common stock to Kinsey in exchange for a 25% ownership for MAB-C in Kinsey. Additionally, should the value of the 5,000,000 shares of common stock fail to be valued at $5,000,000 on December 31, 2013, Mabwe Minerals, must issue additional shares of common stock to achieve that value for Kinsey. The common shares issued have been valued at $500,000, as the price of MBMI common stock was trading at $0.10 per share, and no valuation has been provided for Kinsey at this time.

RAPTOR RESOURCES HOLDINGS INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013 AND 2012 (UNAUDITED)

NOTE 1       -      ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

On November 7, 2012 the principals of MAB-Z received approval from the government of Zimbabwe, to form a new parent holding corporation for the purpose of holding MAB-Z and the percentage investment stake in Kinsey. The new company was named Mabwe Corporation (PVT) LTD (“MAB-C”.) The new corporation owns 100% of MAB-Z and 25% of Kinsey. The Company owns a 49% stake in MAB-C and the remaining 51% ownership in MAB-C is held by a director of the Company, Zimbabwean resident, Tapiwa Gurupira (41% ownership), with the remaining portion owned by Asswell Gurupira (10% ownership). MAB-C will be the operating arm of Mabwe Minerals, with the Company being the primary beneficiary of all the activities of MAB-C. MAB-C is a Variable Interest Entity (VIE) with respect to guidance under ASC 810-10-5 and is therefore consolidated.

On December 17, 2012 the Company entered into a share buyback restructuring agreement with Stanley Baron (former Chief Executive Officer of the Company) and Craig Gimbel (former Executive Vice President of the Company) where Baron and Gimbel returned all of their shares (26,847,423 and 27,511,500 respectively) along with granting exercisable option rights on their warrants to buy Company stock. The number of warrants held by Baron and Gimbel are 8,640,000 and 5,760,000 respectively with an exercise price of $.075/share. Under the terms of this agreement Baron and Gimbel executed an option agreement simultaneously to TAG and the Company to purchase all of the shares back at $.04/share. The agreement terminated the employment agreements and all money owed to Baron and Gimbel including a $150,000 loan from the former employees. As consideration Baron and Gimbel received shares of Mabwe Minerals, a majority owned subsidiary of the Company in the amounts of 1,700,000 and 1,300,000, respectively. Additionally, Baron and Gimbel received from the Company all contracts related to the dental technology business of the Company. There were no assets recorded for this division, and no development done for the past year, as this was inactive. The Company no longer is engaged in the dental technology business. The cancellation of the Baron and Gimbel shares and issuance of the certificate in the name of the Company was January 30, 2013 by the Company’s transfer agent. The closing of the transaction occurred December 17, 2012, and therefore was recorded in the 2012 financial statements.

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

On July 31, 2013 MBMI entered into a Master Distributer Agreement (“MDA”) with Steinbock Minerals Ltd. (“Steinbock”) together with its affiliate Yasheya Ltd. (“Yasheya”.) Steinbock is engaged and specializes in the worldwide marketing, distribution and sale of industrial minerals, including but not limited to, all barite grade types and talc along with its affiliate Yasheya that is engaged and specializes in the shipment of industrial minerals worldwide. Steinbock and Yasheya were granted the exclusive right to market, sell, distribute, ship and deliver Dodge Mine barite to their customer base. This agreement shall remain in effect in perpetuity unless cancelled by either party upon the delivery of six months written notice.

RAPTOR RESOURCES HOLDINGS INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013 AND 2012 (UNAUDITED)

NOTE 1       -      ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

Going Concern

As shown in the accompanying condensed consolidated financial statements the Company has incurred attributable recurring losses of $834,392 and $1,728,977 for the three and nine months ended September 30, 2013 and losses of $476,517 and $757,886 for the same period in 2012. The Company has incurred a cumulative loss of $14,480,392 since inception (January 14, 1998). The Company has a working capital deficit in the amount of $1,325,583 as of September 30, 2013. The Company is currently in the exploration stage and has merged the gold mining business of TAG and the mining and distribution of non-gold metals and minerals of Mabwe into the Company.

There is no certainty that the Company will be able to raise enough capital or generate revenues to sustain its operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period. Management believes that the Company’s capital requirements will depend on many factors. These factors include finding potential acquisition targets for TAG, how these targets can be acquired, i.e. cash, debt or common stock, and generating cash flow either through operations or through private placements to complete the final phase of development. Additionally, the Company continues to convert its debt into equity, and as a result has reduced its working capital deficit.

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
SEPTEMBER 30, 2013 AND 2012 (UNAUDITED)

NOTE 2       -       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Exploration Stage Company

The Company currently has no continuing operations and, in accordance with ASC 915 "Development Stage Entities," is considered an Exploration Stage Enterprise. The Company amended its’ Articles of Incorporation on March 5, 2012 to change its name to Raptor Resources Holdings Inc. to reflect a new business focus on the exploration and mining of gold and other industrial minerals. The Company continued to consolidate its’ interest and further separate itself from the former line of business in the December 17, 2012 settlement and restructuring agreement with POII and former principals Stan Baron (former Chief Executive Officer of Lantis Laser Inc.) and Craig Gimbel (former Executive Vice President of Lantis Laser Inc.) by acquiring their interest in the Company (54,358,923 shares of common stock collectively), terminating their employment agreements with the Company, extinguishing certain liabilities owed by the Company to Baron and Gimbel and obtaining an option to purchase their 14,400,000 warrants.

The Company’s majority owned subsidiary entered the Exploration Stage on June 29, 2012 after the charter of Mabwe Minerals increased its number of authorized shares of common stock. Mabwe Minerals issued to the Company an additional 79,078,817 shares of its common stock (post 1:10 reverse split) giving the Company at that time ownership of 80.14% of the issued and outstanding shares of Mabwe Minerals common stock. The Company has no revenue from continuing operations since January 14, 1998. The Company is actively pursuing revenue from continuing operations through MAB-Z, its fully consolidated variable interest entity. Under an agreement with Baker Hughes Oilfield Operations, Inc. MAB-Z was issued as beneficiary an irrevocable documentary letter of credit from in the documentary credit amount of $3,000,000 per lot of crude barite (or a total of $9,000,000) to pay for shipments from Beira, Mozambique to any U.S. Gulf port of three lots of barite meeting the specifications set forth in the letter of credit. The first shipment was to be made between June 1, 2013 and August 31, 2013, the second shipment was to be made between September 1, 2013 and November 30, 2013 and the third shipment must be made between December 1, 2013 and March 1, 2014. The Company is discussing with Baker Hughes Oilfield Operations revised shipment dates in light of the delays the Company experienced in obtaining the Environmental Impact Assessment Certificate dated July 4, 2013 from the Environmental Management Agency of Zimbabwe to allow it to commence mining operations for barite.

As a result of the April 22, 2011 Merger, TAG became a wholly-owned subsidiary of the Company. TAG, a U.S. based mineral resource acquisition, exploration and development company, with operations conducted through its operating affiliate, TAG-Z, a fully consolidated variable interest entity of 49% ownership. TAG’s strategy is to identify, acquire and exploit mineral properties that have potential. TAG is augmented by independent financial, geological, and mining professionals who advise the company on its mining and exploration projects throughout Zimbabwe. TAG-Z intends to commence its own alluvial surface gold mining operations.

RAPTOR RESOURCES HOLDINGS INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013 AND 2012 (UNAUDITED)

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

The Company as of September 30, 2013 owns 64.49% of Mabwe Minerals. The 35.51% noncontrolling interest is reflected in the condensed consolidated financial statements. This dilution was due to the private placement sale of common stock by its subsidiary, Mabwe Minerals, and stock issued for acquisitions, private placement sales, restructuring and services rendered and to be rendered. Mabwe Minerals issued 2,395,000 shares of common stock diluting the interest of Raptor Resources Holdings Inc. from 65.61% last quarter to 64.49% this quarter. This decline represents a 1.12% decrease in the controlling interest.

Noncontrolling Interests

In accordance with ASC 810-10-45, Noncontrolling Interests in Consolidated Financial Statements, the Company classifies controlling interests as a component of equity within the balance sheets. The Company has retroactively applied the provisions in ASC 810-10-45 to the financial information for the period ended September 30, 2013. There was no activity from December 2, 2011 through June 30, 2012 in Mabwe Minerals, the Company’s majority-owned subsidiary. The Company’s controlling interest was reduced this quarter due to sale of stock through private placement and the issuance of stock for services rendered and to be rendered. The noncontrolling interest on a percentage basis increased by 1.12% to 35.51% in Mabwe Minerals. The noncontrolling interest thus increased to balance of $218,002. The net asset share of the noncontrolling interest of $205,304 at September 30, 2013 was netted with losses of $305,618 compared to a June 30, 2013 net asset share (deficit) of $117,688.

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
SEPTEMBER 30, 2013 AND 2012 (UNAUDITED)

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

Uncertainty in Income Taxes

Under ASC 740-10-25 recognition and measurement of uncertain income tax positions is required using a “more-likely-than-not” approach. Management evaluates their tax positions on an annual basis and has determined that as of September 30, 2013 no additional accrual for income taxes is necessary.

Advertising Costs

The Company expenses the costs associated with advertising as incurred. Advertising expenses for the three and nine months ended September 30, 2013 and 2012 are included in professional, consulting and marketing fees in the condensed consolidated statements of operations.

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
SEPTEMBER 30, 2013 AND 2012 (UNAUDITED)

NOTE 2        -      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Impairment or Disposal of Long-Lived Assets
The Company reviews its long-lived assets and certain related intangibles for impairment periodically, and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable.  When necessary, impaired assets are written down to estimated fair value based on the best information available.  Estimated fair value is generally based on either appraised value or measured by discounting estimated future cash flows.  Considerable management judgment is necessary to estimate discounted future cash flows.  Accordingly, actual results could vary significantly from such estimates.  There were no assets that were considered to be impaired as of September 30, 2013 and December 31, 2012.

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
SEPTEMBER 30, 2013 AND 2012 (UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The following is a reconciliation of the computation for basic and diluted EPS:

			Cumulative
			Totals since
	September 30,	September 30,	14-Jan-98
	2013	2012	(Inception)

Net loss attributed to common shares	$(1,728,977)	$(757,886)	$(14,480,392)

Weighted-average common shares Outstanding (Basic)	384,206,456	381,479,578	101,971,842
Weighted-average common stock
Equivalents
Convertible Notes	6,990,000	10,190,000	10,190,000
Preferred Stock (Series B) (Convertible into Common)	63,100,000	54,600,000	-
Warrants	30,457,900	30,457,900	28,886,066

Weighted-average commons shares Outstanding (Diluted)	484,754,356	476,727,478	141,047,908

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

Goodwill
Effective July 18, 2012, Mabwe Minerals acquired a 49% interest of Mabwe Minerals Zimbabwe (PVT) LTD (“MAB-Z”) for 25,000 shares of Series B Convertible Preferred Stock of Raptor Resources Holdings Inc. The value of this transaction was $25,000 resulted in the Company recording goodwill as part of the purchase transaction. MAB-Z is the operating arm of the Company and at the time of the purchase its net assets consisted chiefly of mining rights associated with the main line of business of the company. Management periodically assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. At December 31, 2012, management has determined that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount and thus no need to adjust for impairment.

RAPTOR RESOURCES HOLDINGS INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013 AND 2012 (UNAUDITED)

NOTE 2       -      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Subsequent Events
In accordance with ASC 855 “Subsequent Events”, the Company is required to disclose the date through which subsequent events have been evaluated and whether that date is the date the financial statements were issued or the date the financial statements were available to be issued.

Revenue Recognition
Prior to the change in business, the Company recorded revenues when the following criteria were met: (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred; (iii) the price to the customer is fixed or determinable; and (iv) collection of the sales price is reasonably assured.  Delivery occurs when goods are shipped and title and risk of loss have passed to the customer.  Revenue is deferred in all instances where the earnings process is incomplete.  The Company will recognize revenue from sales when all contingencies contained in agreements are satisfied and risk of loss is transferred to shipper or other agent of consignee. Payments received before all of the relevant criteria for revenue recognition are satisfied will be recorded as deferred revenue in the accompanying condensed consolidated balance sheets.  Revenues and costs of revenues from contracts are recognized during the period in which the service was performed.

Since the Company entered the Exploration Stage, no revenues have been recorded.

Recent Accounting Pronouncements

There have been no recent accounting pronouncements or changes in accounting pronouncements during the three and nine months ended September 30, 2013, as compared to the recent accounting pronouncements disclosed in the Company’s Annual Report on Form 10-K that are of material significance, or have potential material significance, to the Company.

NOTE 3       -      FIXED ASSETS AND MINING RIGHTS

Fixed Assets:

Fixed assets as of September 30, 2013 (unaudited) and December 31, 2012 were as follows:

	Estimated	(Unaudited)
	Useful Lives	September 30,	December 31,
	(Years)	2013	2012
Computer Equipment	3-5	$0	$2,476
Machinery	5	6,800	6,800
		6,800	9,276
Less: accumulated depreciation		(2,380)	(3,093)
Fixed assets, net		$4,420	$6,183

There was $1,763 and $2,134 charged to operations for depreciation expense for the nine months ended September 30, 2013 and 2012, respectively.

RAPTOR RESOURCES HOLDINGS INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013 AND 2012 (UNAUDITED)

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
SEPTEMBER 30, 2013 AND 2012 (UNAUDITED)

NOTE 3      -      FIXED ASSETS AND MINING RIGHTS (CONTINUED)

Mining Rights (continued):
On May 13, 2013, MAB-Z entered into a 20 year agreement with Ettie Magadzire, owner of Palm Grove Farm whereby rights of unrestricted access to claims of MAB-Z were granted (“Land Lease Agreement”). Magadzire possessing surface rights to the property on which the claims were located under this agreement conveyed the right of use for MAB-Z to explore, test, sample, verify, assess the full nature and extent of the deposit, and to develop the mineral resources of aforesaid claims. In consideration for those rights the Company agreed to pay to Magadzire $70,000 payable quarterly in arrears after the first annual installment is paid in the following manner: (a) $17,500 payable in $5,000 cash (paid), $5,000 for a vehicle (paid by a director of the Company and included in related party payable) and $7,500 in fuel (paid); (b) $17,500 payable six months after commencement of mining operations at the Claims; (c) $17,500 payable nine months after commencement of mining operations; and (d) $17,500 payable one-year after commencement of mining operations. Then payments by MAB-Z will be made in quarterly installments of $17,500 (or $70,000 per year). The agreement has a total value of $1,400,000.

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
SEPTEMBER 30, 2013 AND 2012 (UNAUDITED)

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

Interest expense on the Original Noteholders Convertible Notes for the three and nine months ended September 30, 2013 was $8,816 and $26,141 compared to $10,293 and 30,657 for the same period in 2012 and $217,500 is accrued at September 30, 2013. A total of $404,413 of accrued interest was converted into common stock at the time of the Convertible Note conversions in 2010 and 2011.

As a result of the Company’s failure to timely pay the interest in May 2009, the convertible notes are in technical default. Therefore, the Company has reclassified the debt to current liabilities. The summary of the Convertible Notes is as follows at September 30, 2013:

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
SEPTEMBER 30, 2013 AND 2012 (UNAUDITED)

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

With the acquisition of MAB-Z the chief revenue producing asset of mining rights of the Dodge Mine Blocks 1-6 and the associated note payable were transferred from fully consolidated subsidiary of Raptor Resources Holdings Inc. TAG-Z to MAB-Z a fully consolidated variable interest entity of Mabwe Minerals Inc., majority owned subsidiary of Raptor Resources Holdings Inc., The value transferred to MAB-Z for the Mining rights of Dodge Mine blocks 1-6 has a book value of $433,000 offset by a note payable $57,000 at the time of transfer. This value of $376,000 in related party loans is further offset by net payment of expenses incurred by and paid on behalf of consolidating parent Raptor Resources Holdings Inc. As of June 30, 2013, the Note Payable relating to the Dodge Mines was repaid. Also in this related party activity is the charge for the 25,000 shares of stock that were issued by Raptor Resources Holdings Inc.to acquire MAB-Z. This transaction has also resulted in recording of Goodwill on the books of MAB-Z, as the value of the 25,000 shares of Series B Preferred Convertible Stock of Raptor Resources Holdings Inc. has a value of $25,000. The related party payable balance has a contra balance due to the issuance of Mabwe Minerals stock in the amount of $70,000 for an advisory contract with the Company. Mabwe Minerals is also paying liabilities of the Company relating to legal, accounting and filing fees.

In addition, the Company has recorded a $5,000 liability due to a director of the Company for an advance made to a non-related third party under a land lease agreement.

NOTE 7       -      NOTE PAYABLE – OTHER

Effective July 26, 2012 Mabwe Minerals Zimbabwe (PVT) LTD entered into a one year financing short term loan agreement with Overseas Trade and Financing Limited for a line of $40,000 with accrued interest at the rate of 12%. The balance with interest and fees was $46,816 at September 30, 2013. Since the loan was not fully repaid within 360 days of the effective date late charges at a rate of 6% per annum are accruing. Extension and drawdown fees are 1% and 2% respectively. As MAB-Z is a Variable Interest Entity (VIE) with respect to guidance under ASC 810-10-5 and is therefore reflected on condensed consolidated financial statements.

RAPTOR RESOURCES HOLDINGS INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013 AND 2012 (UNAUDITED)

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

As of June 1, 2012, this transaction was restructured. Under the new terms of this transaction the prior owner of Chiroswa Syndicate accepted 45,000 shares of Preferred Convertible Series B stock (each share is convertible into 50 shares of common stock of the Company and 25 shares of common stock of majority owned Mabwe Minerals (MBMI)). The transaction was secured with a $3,000 down payment with $27,000 due upon the retitling of the Dodge Mine Blocks 1-6 into the name of Mabwe Minerals Zimbabwe (PVT) Limited. An additional $30,000 will be paid in five equal monthly installments commencing October 1 2012. This transaction resulted in the forgiveness of $132,917 of the debt owed.

With the acquisition of MAB-Z the chief revenue producing asset of mining rights of the Dodge Mine Blocks 1-6 and the associated note payable were transferred from fully consolidated subsidiary of Raptor Resources Holdings Inc. TAG-Z to MAB-Z a fully consolidated variable interest entity of Mabwe Minerals, majority owned subsidiary of Raptor Resources Holdings Inc. The value transferred to MAB-Z for the mining rights of Dodge Mine blocks 1-6 has a book value of $433,000 offset by a note payable $57,000 at the time of transfer. The net value of this transfer was $376,000. The Note Payable for the Dodge Mines has been paid in full. Also in this related party activity is the charge for the 25,000 shares of stock that were issued by Raptor Resources Holdings Inc.to acquire MAB-Z. This transaction has also resulted in recording of Goodwill on the books of MAB-Z, as the value of the 25,000 shares of Series B Preferred Convertible Stock of Raptor Resources Holdings Inc. has a value of $25,000.

NOTE 9      -      INVESTMENT – EQUITY METHOD

On October 29, 2012, MBMI, MAB-C and Kinsey entered into an Equity Exchange Agreement (“Equity Exchange Agreement”). In accordance with the Equity Exchange Agreement, Mabwe Minerals issued 5,000,000 shares of their common stock to Kinsey in exchange for a 25% ownership for MAB-C in Kinsey. Additionally, should the value of the 5,000,000 shares of common stock fail to be valued at $5,000,000 on December 31, 2013, Mabwe Minerals must issue additional shares of common stock to achieve that value for Kinsey. The common shares issued have been valued at $500,000, as the price of MBMI common stock was trading at $0.10 per share, and no valuation has been provided for Kinsey at this time.

The investment has been accounted for as an equity investment under ASC 323. In accordance with the ASC, the investment will be maintained at fair value, and increased or decreased based upon the net income or loss of Kinsey as well as any contributions made and dividends paid. Mabwe Minerals Inc.’s investment decreased $13,293 and $213,356 as a result of the quarterly loss attributable from Kinsey for the three and nine months ended September 30, 2013 in proportion to the 25% ownership by MAB-C.

RAPTOR RESOURCES HOLDINGS INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013 AND 2012 (UNAUDITED)

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
SEPTEMBER 30, 2013 AND 2012 (UNAUDITED)

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

The $80,000 that remains outstanding to Lawrence Livermore is accrued for as of September 30, 2013.

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

There were no amounts outstanding to LightLab as of September 30, 2013.

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
SEPTEMBER 30, 2013 AND 2012 (UNAUDITED)

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
This agreement has been fully expensed this quarter with the commencement of mining operations.

LETTER OF CREDIT

On February 8, 2013, MAB-Z was issued as beneficiary an irrevocable documentary letter of credit from Baker Hughes Oilfield Operations, Inc. in the documentary credit amount of $3,000,000 per lot of crude barite (or a total of $9,000,000) to pay for shipments from Beira, Mozambique to any U.S. Gulf port of three lots of barite meeting the specifications set forth in the letter of credit. The first shipment was to be made between June 1, 2013 and August 31, 2013, the second shipment was to be made between September 1, 2013 and November 30, 2013 and the third shipment must be made between December 1, 2013 and March 1, 2014. The Company is discussing with Baker Hughes Oilfield Operations revised shipment dates in light of the delays the Company experienced in obtaining the Environmental Impact Assessment Certificate dated July 4, 2013 from the Environmental Management Agency of Zimbabwe to allow it to commence mining operations for barite.

RAPTOR RESOURCES HOLDINGS INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013 AND 2012 (UNAUDITED)

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
No Series A preferred stock was issued in the nine months ended September 30, 2013.

The total issued and outstanding Series A Preferred Stock at September 30, 2013 is the 1,000,000 shares.

Preferred Convertible Series B Stock

As of September 30, 2013, the Company authorized 2,500,000 shares of Preferred Convertible Series B Stock. Each share of Preferred Convertible Series B Stock is convertible into 50 shares of the Company’s common stock and 25 shares of the Company’s majority owned subsidiary, Mabwe Minerals Inc.

During the nine months ended September 30, 2013 the Company issued 75,000 shares of Series B Convertible Preferred Stock to Lion Capital Group LLC, a Wyoming LLC, equally owned by Al Pietrangelo, Tapiwa Gurupia, J. Louis Schlegel IV and Dean Harrison as a milestone achieving bonus for the EIA license grant to allow commencement of mining operations at Dodge Mine; and issued 20,000 shares for an advisory agreement with for services to be provided throughout the year. These issuances were valued at $95,000 ($1.00 per share)

During the year ended December 31, 2012, the Company issued the following Preferred Convertible Series B Stock at the value of $1.00 per share:

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

RAPTOR RESOURCES HOLDINGS INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013 AND 2012 (UNAUDITED)

NOTE 12      -      STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred Convertible Series B Stock (continued)

As of September 30, 2013, the Company had 1,262,000 Preferred Convertible Series B Stock issued and outstanding.

Common Stock

As of September 30, 2013, the Company has 990,000,000 shares of common stock authorized with a par value of $.001. On December 9, 2004, the Company increased the authorized shares from 250,000,000 to 990,000,000.

During the nine months ended September 30, 2013 there were no shares issued in the Company and there are 384,206,456 shares issued and outstanding.
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
SEPTEMBER 30, 2013 AND 2012 (UNAUDITED)

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
SEPTEMBER 30, 2013 AND 2012 (UNAUDITED)

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

Treasury Stock

On December 17, 2012, two former executives of the Company surrendered 54,358,923 shares of the Company’s common stock which is now held as treasury stock by the Company. This transaction resulted in the Company’s recognition of treasury stock in the amount of $300,000. This surrendering of the stock by the two former officers, and reissuance of the certificate in the name of the Company occurred on January 30, 2013, however, is reflected in the 2012 financials as the closing occurred on December 17, 2012.

During the nine months ended September 30, 2013 the Company issued 11,000,000 shares of common stock that it held in treasury to J. Louis Schlegel (5,000,000) and Dean Harrison (6,000,000) as compensation to act as facilitator of business opportunities for the Company in the USA and Zimbabwe, Africa respectively. These transactions were recorded at a value of $220,000 ($0.02 per share). Treasury stock was reduced at cost of $60,500, with the remaining $159,500 being applied to additional paid in capital.

RAPTOR RESOURCES HOLDINGS INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013 AND 2012 (UNAUDITED)

NOTE 12      -      STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED)

Stockholders Equity – Issued by consolidated majority owned subsidiary MBMI
MBMI authorized capital consists of 500,000,000 shares of common stock, par value $0.001 per share and 5,000,000 shares of preferred stock, no par value per share.

Preferred Stock – MBMI

MBMI has no issued and outstanding preferred stock as of September 30, 2013.

Common Stock – MBMI

During the three months ended September 30, 2013 2,000,000 shares of stock were issued through a private placement for cash in the amount of $500,000. No warrants were issued in association with this placement. Also Mabwe Minerals issued 90,000 shares for accounting services rendered and to be rendered through the end of 2013, valued at $9,000 and 305,000 shares were issued under and advisory agreement for services to be provided over the next 12 months having a value of $91,500. The controlling interest of the controlling interest, Raptor Resources Holdings Inc., was diluted to 64.49% based on new issuances of common stock that quarter.

During the three months ended June 30, 2013, 1,600,000 shares of stock were issued through a private placement for cash in the amount of $160,000. The stock was issued with 1,600,000 warrants which are exercisable for one year at $.15 per share. Also issued during the period were 25,000 shares as payment for accounting services rendered valued at $2,500 and 70,000 shares as payment for promotional services rendered valued at $7,848. Raptor Resources Holdings Inc., ownership interest in Mabwe Minerals was diluted to 65.61% based on new issuances of common stock that quarter.

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

During the year ended December 31, 2012, Mabwe Minerals issued: 5,000,000 shares of common stock valued at $500,000 to purchase for MAB-C (variable interest entity of Mabwe Minerals), a 25% ownership in Kinsey per the Equity Exchange Agreement.

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
SEPTEMBER 30, 2013 AND 2012 (UNAUDITED)

NOTE 12      -      STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED)

Stockholders Equity – Issued by consolidated majority owned subsidiary MBMI

As of September 30, 2013 Mabwe Minerals Inc. has issued and outstanding of 139,675,750

Warrants – MBMI

During the three months ended June 30, 2013, 1,600,000 warrants were issued through a private placement for cash in conjunction with private placement stock sale. Warrants that are exercisable for one year at $.15/share

During the three months ended March 31, 2013, 1,505,000 warrants were issued through a private placement for cash in conjunction with private placement stock sale. Warrants that are exercisable for 1 year at $.15/share.

RAPTOR RESOURCES HOLDINGS INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013 AND 2012 (UNAUDITED)

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

The following is a breakdown of the warrants:

			Date
Warrants		Exercise Price	Issued	Term
	3,250,000	$0.075	9/28/2006	8 Years
	1,372,400	$0.075	9/28/2006	8 Years
	178,750	$0.075	9/28/2006	8 Years
	6,737,333	$0.075	5/1/2007	8 Years
	2,947,583	$0.075	5/17/2007	8 Years
	14,400,000	$0.075	5/23/2011	5 Years
	1,088,000	$0.075	2/7/2012	2 Years
	483,834	$0.075	4/10/2012	2 Years
Total:	30,457,900

The warrant agreements contain no clauses regarding adjustments to exercise price, net settlement provisions, and registration rights or liquidated damages clauses.

RAPTOR RESOURCES HOLDINGS INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013 AND 2012 (UNAUDITED)

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

At September 30, 2013, deferred tax assets consist of the following:

Net operating losses	$4,923,333

Valuation allowance	(4,923,333)

$-

At September 30, 2013, the Company had a net operating loss carryforward in the amount of $14,480,392 available to offset future taxable income through 2033. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods. A reconciliation of the Company’s effective tax rate as a percentage of income before taxes and federal statutory rate for the periods ended September 30, 2013 and 2012 is summarized as follows:

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
SEPTEMBER 30, 2013 AND 2012 (UNAUDITED)

NOTE 15      -      FAIR VALUE MEASUREMENTS

The Company adopted certain provisions of ASC Topic 820. ASC 820 defines fair value, provides a consistent framework for measuring fair value under generally accepted accounting principles and expands fair value financial statement disclosure requirements. ASC 820’s valuation techniques are based on observable and unobservable inputs. Observable inputs reflect readily obtainable data from independent sources, while unobservable inputs reflect our market assumptions. The Company determines the fair value of its liabilities, on a recurring basis using significant observable inputs. The fair value measurement of these liabilities is consistent with ASC 820, "Fair Value Measurements" ASC 820 did not have an impact on the consolidated financial position or results of operations; however, the required disclosure for the nine months ended September 30, 2013 is as follows:

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

The following table represents the fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2013:

	Level 1	Level 2	Level 3	Total

Investment-Equity Method	-	341,919	-	341,919
Investment-Cost Method	-	-	-	-
Convertible notes	-	-	349,500	349,500

RAPTOR RESOURCES HOLDINGS INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013 AND 2012 (UNAUDITED)

NOTE 16      -      ACQUISITION

Effective July 18, 2012, the Company’s acquired a 49% interest of Mabwe Minerals Zimbabwe (PVT) LTD (“MAB-Z”) for 25,000 shares of Series B Convertible Preferred Stock of Raptor Resources Holdings Inc. The value of this transaction was $25,000.

MAB – Z was essentially a newly formed entity. The $25,000 was recorded as goodwill. As MAB-Z is a Variable Interest Entity (VIE) with respect to guidance under ASC 810-10-5 and is therefore reflected on condensed consolidated financial statements.

Net Assets Purchased
Goodwill	25,000

NOTE 17.       -      SECURITIZED LOANS

Effective May 16, 2013 MAB-Z entered into a one year securitized financing short term agreement with CBZ Bank Limited in the amount of $420,000. As security under this agreement Kinsey pledged two Bell HD2045 Hydraulic Excavators appraised at a combined value of $739,000. The loan is to be paid in monthly installments beginning in December in the amount of $35,000 plus interest expiring on June 30, 2014 upon which time all monies are due and payable and must be repaid in full. The interest rate on the loan is 15% per year. Upon funding of this loan a 3% establishment fee was charged and deducted from the proceeds. The Company may in the future obtain funding through securitizations and other attempts to raise capital until cash flow operations are self-sustaining in the support of continuing operations.

NOTE 18      -      SUBSEQUENT EVENTS

On October 24, 2013 the Company’s majority owned subsidiary, Mabwe Minerals, issued 572,642 of common stock as the result of an adjustment under an anti-dilutive provision agreement of private placement previously issued August 16, 2012 to The French Quarter Trust and The Arosa Mountain Trust. No addition common shares will be issued as this agreement has been completely satisfied.

On October 31, 2013 Steinbock Minerals LTD issued a purchase order to Mabwe Minerals Zimbabwe (PVT) LTD for 2,000 metric tons of API crude barite ore.

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

On July 18, 2012 Mabwe Minerals Inc. acquired a 49% interest in Mabwe Minerals Zimbabwe (PVT) LTD (“MAB-Z”) with the issuance of 25,000 shares of Raptor Resources Holdings Inc. Series B Preferred Convertible Stock. Each share of Stock is convertible into 50 common shares of Raptor Recourses Holdings Inc. and 25 common shares of Mabwe Minerals Inc. both subject to a 1 year holding period. The remaining 51% ownership in MAB-Z is held by a Director of the Company, Zimbabwe resident, Tapiwa Gurupira (41% ownership) with the remaining portion owned by Asswell Gurupira (10% ownership). MAB-Z will be the operating arm of Mabwe Minerals, with the Company being the primary beneficiary of all the activities of its subsidiary, Mabwe Minerals Zimbabwe (PVT) LTD. MAB-Z is a Variable Interest Entity (VIE) with respect to guidance under ASC 810-10-5 and is therefore consolidated.

On October 29, 2012, MBMI, MAB-C, and Kinsey entered into an Equity Exchange Agreement (“Equity Exchange Agreement”). In accordance with the Equity Exchange Agreement, the MBMI issued 5,000,000 shares of their common stock to Kinsey in exchange for a 25% ownership by MAB-C in Kinsey. Additionally, should the value of the 5,000,000 shares of common stock fail to be valued at $5,000,000 on December 31, 2013, MBMI must issue additional shares of common stock to achieve that value for Kinsey. The common shares issued have been valued at $500,000, as the price of MBMI common stock was trading at $0.10 per share, and no valuation has been provided for Kinsey at this time. Kinsey, based in Zimbabwe, has operated since 1955 in the mining and construction industry. They own their own mining equipment, including a fleet of articulated dump trucks, front and wheeled loaders, excavators, dozers and graders. With both open pit and open cast mining experience ranging from chrome to platinum to gold, they possess all the experience necessary to efficiently perform all the mining operations at the Dodge Mines.

On November 7, 2012 the principals of MAB-Z received approval from the government of Zimbabwe to form a new parent holding corporation for the purpose of holding MAB-Z and the percentage investment stake in Kinsey. The new company was named Mabwe Corporation (PVT) LTD (“MAB-C”) The new corporation owns 100% of MAB-Z and 25% of Kinsey. The Company owns a 49% stake in MAB-C the newly formed corporation; the remaining 51% ownership in MAB-C held by a director of the Company, Zimbabwean resident, Tapiwa Gurupira (41% ownership), with the remaining portion owned by Asswell Gurupira (10% ownership). MAB-C will be the operating arm of Mabwe Minerals, with the Company being the primary beneficiary of all the activities of MAB-C. MAB-C is a Variable Interest Entity (VIE) with respect to guidance under ASC 810-10-5 and is therefore consolidated.

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

On July 31, 2013 Mabwe Minerals entered into a Master Distributer Agreement (“MDA”) with Steinbock Minerals Ltd. (“Steinbock”) together with its affiliate Yasheya Ltd. (“Yasheya”.) Steinbock is engaged and specializes in the worldwide marketing, distribution and sale of industrial minerals, including but not limited to, all barite grade types and talc along with it affiliate Yasheya that is engaged and specializes in the shipment of industrial minerals worldwide. Steinbock and Yasheya are granted the exclusive right to market, sell, distribute, ship and deliver Dodge Mine barite to their customer base. This agreement shall remain in effect in perpetuity unless cancelled by either party upon the delivery of six months written notice.

Results of Operations

Three and Nine Months Ended September 30, 2013 Compared to Three and Nine Months Ended September 30, 2012.

The following is derived from, and should be read in conjunction with, our condensed consolidated financial statements, and related notes for the three and nine months ended September 30, 2013 and 2012.

Operating revenues. We are an exploration stage company. To date, we have not generated any operating revenues, nor have we generated operating revenues since our inception in February 1998. Our wholly owned subsidiary, TAG Minerals Inc. has not yet commenced its mining activities. Our majority owned subsidiary, MBMI, is expected to recognize revenue in the fourth quarter of 2013 in accordance with the commencement of production at Dodge Mine that began late in the third quarter of 2013. On October 31, 2013 Steinbock Minerals LTD issued a purchase order for 2,000 metric tons of API crude barite ore.

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

Net loss from operations. For the three months ended September 30, 2013, our consolidated net loss from operations prior to elimination of non-controlling interest was $1,140,010 compared to $517,835 for the same period in the prior year, representing an increased loss of $622,175. The increase in our loss from operations was mainly due to cost of pre-production site preparation and establishment, sampling, clearing overburden in the amount of $379,861 and extraction costs in the amount of $230,578 associated with the commencement of operations at the Dodge Mine. Professional, consulting and marketing fees increased to $139,061 in the three months ended September 30, 2013 as compared to $42,102 in the same period last year.

For the nine months ended September 30, 2013, our consolidated net loss from operations prior to elimination of non-controlling interest was $2,225,310 compared to $799,204 for the same period in the prior year, representing an increased loss of $1,426,106. The increase in our loss from operations was mainly due to cost of pre-production site preparation and establishment, sampling, clear location overburden in the amount of $458,926 and extraction costs in the amount of $230,578 associated with the commencement of operations at the Dodge Mine. Also increased compensation expense for key individual contributors who received Preferred Series B Convertible Stock in this quarter for services rendered resulting in compensation of $210,000 as well as the issuance of 11,000,000 shares of common stock issued to two business facilitators (USA and Zimbabwe) of the Company as compensation for such appointment valued at $220,000 based on the maket value of the stock and the time of the resolution. Professional, consulting and marketing fees increased to $321,670 in the nine months ended September 30, 2013 as compared to $181,119 in the same period last year.

Total other expenses(income). Other expense was $40,489 and $262,833 for the three and nine months ended September 30, 2013, respectively, compared to other expense of $11,901 and other income of $100,658 for the three and nine months ended September 30, 2012. The increased expense for the nine months ended September was attributable to the pro rata share of the loss in the investment in Kinsey by the majority owned subsidiary MAB-C. The share of the loss in Kinsey was mainly due to their company’s fulfillment of some large contract as they prepare to support MAB-Z once in production along with increased depreciation cost of new equipment. The other income from the 2012 in the amount of $132,917 was realized under the terms of the amended contract with Chrioswa, for debt forgiveness of the debt owed of MAB-Z for the asset of the Dodge Mine Blocks 1-6 which supports the continuing operations and revenue generating activities. For the three and nine months ended September 30, 2013 there was an increase in accrued interest due to the secured note obtained by MAB-Z compared with the same period in the prior year.

Net loss. We had a net loss attributable to common shares of $834,392 and $1,728,977 or $0.00 per share, for the three and nine months ended September 30, 2013, compared to a net loss attributable to common shares of $476,517 and $757,886 or $0.00 per share, for the same period in the prior year. The increase in the net loss is mainly related to the fact we have commenced operations and the expenses are accelerating ahead of and during commencement of operations at the Dodge Mine. Research and Development cost for the three and nine months ended September 30, 2013 were $379,861 and $458,926. Professional, consulting and marketing fees increased to $139,061 and $321,670 for the three and nine months ended September 30, 2013 as compared to $42,102 and $181,119 in the same period last year. Wages and wage related expense increased to $295,000 and $767,023 as compared to $312,300 and $476,700 in the same period last year. This increase was due to the amortization of compensation expense in the form of Preferred Series B stock in the amount of $420,000 combined with the expensing of the issuance of stock to two business facilitators of the Company (USA and Zimbabwe) with a value of $220,000 in the form of common stock previously held in treasury by the Company .

Liquidity and Capital Resources

Total assets. On September 30, 2013, we had total assets of $1,246,551, compared to $1,118,766 on December 31, 2012.  We had cash and cash equivalents of $126,390 on September 30, 2013 compared to $22,897 at December 31, 2012. Our fixed assets (net of depreciation), which did not change significantly, were $4,420 on September 30, 2013, compared to $6,183 on December 31, 2012. Prepaid expense increased to $295,482 on September 30, 2013 from $76,411 on December 31, 2012. This change was largely due to prepayment for services to be provided to MAB-Z in conjunction with mining site preparation. Goodwill was recorded as a result of related party activity and the charge for the 25,000 shares of stock we issued to acquire interest in MAB-Z. This transaction has also resulted in recording of goodwill on the books of MAB-Z, as the value of the 25,000 shares of our Series B Preferred Convertible Stock has a value of $25,000.

Total liabilities. We had total liabilities of $1,747,455, on September 30, 2013 compared to $1,197,346 for the period ended December 31, 2012, due primarily to the secured loan and proceeds thereof entered into on May 16, 2013 MAB-Z as a one year securitized financing short term agreement with CBZ Bank Limited in the amount of $420,000.

Accrued interest on convertible notes on September 30, 2013 was $217,500 compared to $191,359 at December 31, 2012. At September 30, 2013, we had a negative working capital of $1,325,583 compared to a negative working capital of $1,098,038 on December 31, 2012. These conditions raise substantial doubt about our ability to continue as a going concern within the next 12 months.

Going Concern. The items discussed above raise substantial doubts about the Company's ability to continue as a going concern. In light of these factors, management believes that with the investment in Kinsey and the commencement of production in the third quarter of 2013 on the Dodge Mines, the Company will be well positioned to succeed. The Company may in the future obtain funding through securitizations and other attempts to raise capital until cash flow operations are self-sustaining in the support of continuing operations.

Cash flow from operations. During the nine months ended September 30, 2013, we had a negative cash flow from operations of $1,186,621 compared to negative cash flow from operations of $313,983 during the same period in the prior year. Our higher negative cash flow from operations was mainly due to increased outlay of cash as we incur exploration, pre-production site preparation development, start-up, extraction, and legal fees costs in our majority owned subsidiary.

Cash flow from investing activities. The sole investing activity was for the purchase of small adjacent or nearby land use or rights options during the nine month period ended September 30, 2013.

Cash flow from financing activities. During the nine months ended September 30, 2013, we received $1,310,454 net cash from financing activities compared to $396,925 in the same period in 2012. We received $880,500 proceeds from a private placement of the common stock of MBMI, net of fees, compared to $457,500 received in the same period in 2012. Payments for the liability associated with Dodge Mine Blocks 1-6 in the current were made in the amount of $13,500 compared to $75,083 paid in the same period in the prior year. The Company may in the future obtain funding through securitizations and other attempts to raise capital until cash flow operations are self-sustaining in the support of continuing operations.

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

ITEM 4. MINE SAFETY DISCLOSURES

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

Date: November 15, 2013

/s/ Al Pietrangelo
Al Pietrangelo, CEO and CFO

