Form 10-K
period 2013-12-31
RAPTOR RESOURCES HOLDINGS INC.
filed 2014-04-08
CIK 1413299

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[Mark One]

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2013

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

As of June 28, 2013, the aggregate market value of all voting and non-voting common equity held by non-affiliates was $1,708,475. For the purpose of this calculation, shares owned by officers, directors and 10% or more stockholders known to the registrant have been deemed to be owned by affiliates. This determination of affiliate status is not a determination for other purposes.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

As of March 31, 2014, 384,206,456 shares of common stock, $0.001 par value per share, were issued with 373,037,533 outstanding.

Documents Incorporated by Reference: None

RAPTOR RESOURCES HOLDINGS INC.

10-K ANNUAL REPORT

For the Fiscal Year Ended December 31, 2013

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

Our Strategy

We extract and explore for barite and other industrial minerals and have as our core operations the mining and distribution of non-gold metals and minerals. Additionally, we will continue to search for opportunities to acquire companies involved in such activities and ancillary services through equity swap arrangements where it is mutually beneficial to do so. Through strategic relationships we have a master distributor agreement in place along with a network of available customers to which we can sell our products.

Competition

We operate in a competitive industry with many established and well-recognized competitors. There is aggressive competition within the minerals industry to discover and acquire mineral properties considered to have commercial potential. We compete for the opportunity to participate in promising exploration projects with other entities, many of which have greater resources than us. In addition, we compete with others in efforts to obtain financing to acquire and explore mineral properties, acquire and utilize mineral exploration equipment and hire qualified mineral exploration personnel.

Employees

We have one employee, Al Pietrangelo, who is the President and Chief Executive Officer.

Item 1A.	Risk Factors

Risks Related to Our Operating Results and Business

The likelihood of successfully implementing our business plan cannot be predicted from our limited operating history.

We have incurred losses since inception, and our accumulated deficit is approximately $15.26 million. We have not generated any revenue from the sale of our products to date. Therefore, there is limited historical basis on which to determine whether we will be successful in implementing our business plan. We anticipate that our annual operating losses will cease over the next few years as we commence mining operations and enter full production stage. As a result of the December 17, 2012 agreement all of the patents, licenses and other rights that were the focus of our business strategy and plan were transferred to POII. Accordingly, we may never generate significant revenues, and even if we do generate significant revenues, we may never achieve profitability.

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

Risks Related to Our Industrial Minerals

The mining of industrial minerals is very risky and no commercial quantities of such minerals may be obtained despite our best efforts to do so.

The venture of mining and producing industrial minerals saleable for the commercial market may never develop or may take longer to develop than we anticipate. As we venture into this new line of business it is uncertain how long it will take the Company to secure the necessary contracts and set up the logistics of extraction shipments.

Risks Related to Our Common Stock

Currently, there is a limited active trading market for our common stock, which may adversely impact your ability to sell your shares and the price you receive.

Although our common stock is quoted on the OTC:QB under the symbol “RRHI” (formerly "LLSR") there is a limited active trading market for our common stock and such a market may not develop or be sustained. We cannot assure you that an active public market will materialize as we are an exploration stage company and do not have revenue or profit. Furthermore, the OTC market is not a listing service or exchange, but is instead a dealer quotation service for subscribing members.

If our common stock ceases to be quoted on the OTC:QB or if an active market for our common stock does not develop, then you may not be able to resell the shares of our common stock that you have purchased, and you may lose all of your investment. If we establish an active market for our common stock, the market price of our common stock may be significantly affected by factors such as actual or anticipated fluctuations in our operating results, general market conditions and other factors. In addition, the stock market has from time to time experienced significant price and volume fluctuations that have particularly affected the market prices for the shares of exploration stage companies, which may materially adversely affect the market price of our common stock.

Furthermore, for companies whose securities are quoted on the OTC:QB, it is more difficult (1) to obtain accurate quotations, (2) to obtain coverage for significant news events because major wire services generally do not publish press releases about such companies, and (3) to obtain needed capital.

Our common stock is deemed to be penny stock with a limited trading market.

The OTC:QB is generally considered to be a less efficient market than markets such as NASDAQ or other national exchanges. This may make it more difficult for you resell the shares of our common stock that you have purchased and more difficult for us to obtain future financing. Furthermore, our common stock is subject to the “penny stock” rules adopted under Section 15(g) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The penny stock rules apply to companies whose common stock is not listed on the NASDAQ Stock Market or another national securities exchange and trades at less than $5.00 per share or that have tangible net worth of less than $5,000,000 ($2,000,000 if the company has been operating for three or more years). These rules require, among other things, that brokers who trade penny stock to persons other than “established customers” complete certain documentation, make suitability inquiries of investors and provide investors with certain information concerning trading in the security, including a risk disclosure document and quote information under certain circumstances. Many brokers have decided not to trade penny stocks because of the requirements of the penny stock rules and, as a result, the number of broker-dealers willing to act as market makers in such securities is limited. If we remain subject to the penny stock rules for any significant period, it could have an adverse effect on the market, if any, for our common stock. Because our common stock is subject to the penny stock rules, you will find it more difficult to dispose of the shares of our common stock that you have purchased.

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

We have issued a total of 384,206,456 shares of which 329,847,533, are free trading or eligible to become free trading, subject to volume, limit on number of shares sold, public information, timing or any other Rule 144 restriction. This far exceeds the average daily trading volume for our common stock of approximately 102,024 shares. As a result of this imbalance, the sale or attempted sale of those formerly-restricted shares into the market can be expected to have a significant adverse effect on the market price of our common stock. This imbalance could also exacerbate volatility in the market price for our common stock – an increase in the market price could trigger an increased volume of sales or attempted sales, which could flood the market and cause the market price to decrease, resulting in price volatility.

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

We intend to seek to acquire companies in the hard asset and natural resources sector. Given our present financial and operational situation, it is likely that the purchase price in any such acquisition would be paid largely in shares of our common stock. In the event of such an issuance, you would experience dilution of your percentage ownership of our common stock.

Our management controls a substantial percentage of our stock and therefore has the ability to exercise substantial control over our affairs.

As of December 31, 2013, our directors and executive officer beneficially owned approximately 116 million shares, or approximately 30%, of our outstanding common and Series A preferred stock in the aggregate. Because of the large percentage of stock held by our directors and executive officer, these persons could influence the outcome of any matter submitted to a vote of our stockholders. This concentration of ownership may have the effect of:

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

Currently, we have no independent directors or committees of directors. We cannot guarantee that our board of directors will have a majority of independent directors in the future. In the absence of a majority of independent directors, our executive officer, could establish policies and enter into transactions without independent review and approval thereof. This could present the potential for a conflict of interest between us and our controlling officer, stockholders or directors, including, without limitation, with respect to executive compensation, employment contracts and the like.

Our independent registered public accounting firm has expressed substantial doubt regarding our ability to continue as a going concern.

Our audited financial statements for the years ended December 31, 2004 through December 31, 2013 have been prepared under the assumption that we will continue as a going concern. Our independent registered public accounting firm has issued their reports dated April 8, 2014, in connection with the audit of our financial statements for the years ended December 31, 2013 and December 31, 2012 that included an explanatory paragraph describing the existence of conditions that raise substantial doubt about our ability to continue as a going concern due to our having no sustained operations. The fact that we have received this “going concern opinion” from our independent registered public accounting firm will likely make it more difficult for us to raise capital on favorable terms and could hinder, to some extent, our operations. Additionally, if we are not able to continue as a going concern, it is likely that stockholders will lose all of their investment. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Item 1B.	Unresolved Staff Comments.

Not applicable

Item 2.	Properties

Our Freehold, New Jersey office is the home of Al Pietrangelo, our President, Chairman and CEO. There is no formal agreement with Al Pietrangelo regarding the use of these premises, and we pay no rent.

Item 3.	Legal Proceedings

From time to time, we may be involved in various claims, lawsuits, disputes with third parties, actions involving allegations of discrimination or breach of contract actions incidental to the operation of our business. However, we are not currently involved in any litigation which we believe could have a materially adverse effect on our financial condition or results of operations. One of our operating subsidiaries, Mabwe Minerals Inc., is involved in the following litigation through its operating company Mabwe Minerals Zimbabwe (PVT) LTD.

Mabwe Minerals v Base Minerals (case HC1549/14) – We filed suit against three defendants and have just received a judgment on request of order of spoliation due to defendants blocking mine access to Dodge Mine Blocks 1-6. The defendants have been ordered by the Court to not block the mine from access by our mine workers.

Mabwe Minerals v. Base Minerals & The Mining Commissioner (case HC1414/14) – On February 13, 2014 a tribute agreement was filed by Base Mineral Zimbabwe against Chiroswa Syndicate. This agreement expired in 2011 and Chiroswa had since sold the underlying Mine Blocks 1-6 at Dodge Mines to MAB-Z. We believe that MAB-Z is the rightful owner of these mine blocks on the basis that they were purchased under a lawful sale and for which we hold the actual certificates of ownership. We believe that this is a nuisance claim and are seeking to nullify the filing of this agreement. We further believe that no impairment is necessary as of December 31, 2013.

The State v. Tapiwa Gurupira – This is a criminal complaint accusing the defendant of perjury in connection with the cases described above. We believe that this case is baseless.

Peter Valentine v. Mabwe Minerals (case HC 4112/13) - Mr. Valentine has filed a claim relative to rights under a tribute agreement (case HC1414/14) seeking damages and a share of rights under an irregular sale of the Dodge mining rights. The tribute agreement expired in 2011 and we believe that MAB-Z is the lawful, free and clear owner of Dodge Mine Blocks 1-6. We are currently in pretrial and are vigorously asserting our defense as the rightful owner of these mine blocks which we believe were purchased under a lawful sale and for which we hold the actual certificates of ownership. We believe that this is a nuisance claims and are seeking to nullify it. We further believe that no impairment is necessary as of December 31, 2013.

Item 4.	Mine Safety Disclosures.

n/a

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is traded under the symbol “RRHI” (formerly “LLSR”) on the OTCQB.

The following table sets forth the high and low closing bid quotations for our common stock for each calendar quarter since January 1, 2012, as reported by the OTC Markets Inc. www.otcmarkets.com a research service that compiles quote information reported on the National Association of Securities Dealers composite feed or other qualified inter-dealer quotation medium. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not reflect actual transactions.

	Bid Price Per Share
	High	Low
2012
January 1 through March 31	$0.05	$0.0295
April 1 through June 30	$0.04	$0.01
July 1 through September 30	$0.02	$0.011
October 1 through December 31	$0.02	$0.0002
2013
January 1 through March 31	$0.01	$0.0021
April 1 through June 30	$0.022	$0.008
July 1 through September 30	$0.021	$0.007
October 1 through December 31	$0.032	$0.0111

Number of Stockholders

As of March 27, 2014, there were approximately 194 holders of record of our common stock. This number of shareholders does not include beneficial owners, including holders whose shares are held in nominee or “street” name.

Dividend Policy

Historically, we have not paid any cash dividends to the holders of our common stock and we do not expect to pay any such cash dividends in the foreseeable future as we expect to retain our future earnings for use in the operation and expansion of our business.

Recent Sales of Unregistered Securities

On October 24, 2013 MBMI issued 572,642 common shares were as an adjustment to a prior private placement which occurred in the third quarter of 2012 for The French Quarter Trust and The Arosa Mountain Trust. The additional shares were issued equally to both holders, which completely satisfied the terms of the prior sale.

On February 12, 2014, the Company issued 25,000 shares of Series B Convertible Preferred stock through its affiliate, TAG Minerals Inc. through a private placement for cash in the amount of $50,000.

On February 28, 2014, the Company issued 7,000,000 shares for cash through a private placement to various investors out of the Company’s treasury stock for $210,000.

These issuances were made in reliance upon the exemption from registration available under Section 4(2) of the Securities Act, among others, as transactions not involving a public offering. This exemption was claimed on the basis that these transactions did not involve any public offering and the purchasers in each offering were accredited or sophisticated and had sufficient access to the kind of information registration would provide. In each case, appropriate investment representations were obtained and certificates representing the securities were issued with restrictive legends.

Item 6.	Selected Financial Data

Not required.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information set forth and discussed in this Management’s Discussion and Analysis is derived from our financial statements and the related notes. You should read the following discussion of our financial condition and results of operations together with the audited financial statements and the notes thereto included in this Annual Report on Form 10-K for the year ended December 31, 2013. This discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results may differ materially from those anticipated in these forward-looking statements, including those set forth in this Annual Report on Form 10-K.

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

On April 22, 2011, through a reverse triangular merger, we acquired both TAG Minerals Inc. ("TAG") and its 49%-owned operating subsidiary, TAG Minerals Zimbabwe (Private) Limited. TAG became our second wholly-owned subsidiary. We issued 50% of our outstanding shares at the date of the merger to TAG's shareholders and our existing directors resigned and become the directors of Lantis New Jersey. Lantis New Jersey continued our dental technology business. As a result of the December 17, 2012 settlement and restructuring agreement with PAX ORAL IMAGING INC. (“POII”) and former principals Stan Baron (former Chief Executive Officer of Lantis Laser Inc.) and Craig Gimbel (former Executive Vice President of Lantis Laser Inc.) the Company is now focused solely on the mining of industrial minerals.

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

On December 5, 2011, we entered into a Stock Purchase Agreement, dated effective as of December 2, 2011 (“Stock Purchase Agreement”), with Raptor Networks Technology, Inc. (RPTN.QB) (“Raptor”) pursuant to which we issued 5,000,000 restricted shares of our common stock to the holder of certain Raptor convertible notes, California Capital Equity, LLC (“CCE”), and we received 109,928,311 restricted shares of Raptor's common stock or 55% of its issued and outstanding shares of common stock. We effected a 1:10 reverse stock split, acquired 80% of the fully diluted shares of Raptor's common stock on a post-split basis, changed the name of Raptor to Mabwe Minerals Inc. (MBMI:QB) and then engaged in the exploration and mining of barite and industrial minerals and ceased any involvement with the historical business of Raptor.

On March 5, 2012 we amended our Articles of Incorporation to change our name to Raptor Resources Holdings Inc. to more clearly reflect our new focus on the mining of industrial minerals and to help build a new brand identity.

On June 28, 2012 Mabwe Minerals Inc. (“MBMI”) issued 79,078,817 additional shares of common stock to Raptor Resources Holdings Inc. to bring the total percentage equity owned by Raptor Resources Holdings Inc. to 80%, and also issued 13,510,752 shares of MBMI common stock to CCE in consideration of the conversion of the convertible notes outstanding to CCE. The convertible notes previously issued by Raptor Networks Technology, Inc. were converted and MBMI engaged in a 1:10 reverse stock split. Former shareholders of Raptor Networks Technology, Inc. (“RPTN”) were reissued one share of Mabwe Minerals Inc. for each 10 shares of RPTN common shares held. No fractional shares were issued resulting in a negligible increase to the total outstanding shares on a post-split basis.

On October 29, 2012, MBMI, MAB-C, and WGB Kinsey & Company (“Kinsey”) entered into an Equity Exchange Agreement (“Equity Exchange Agreement”). In accordance with the Equity Exchange Agreement, MBMI issued 5,000,000 shares of their common stock to Kinsey in exchange for a 25% ownership for MAB-C in Kinsey. Originally, should the value of the 5,000,000 shares of common stock fail to be valued at $5,000,000 on December 31, 2013, MBMI would have been obligated to issue additional shares of common stock to achieve that value for Kinsey. As of December 5, 2013 this provision was mutually agreed to be removed from the original equity exchange agreement. No further compensation or additional shares will be issued to Kinsey from MBMI. The common shares issued have been valued at $500,000, as the price of MBMI common stock was trading at $0.10 per share, and no valuation has been provided for Kinsey at this time. Kinsey, based in Zimbabwe, Africa, has operated since 1955 in the mining and construction industry. They own their own mining equipment, including a fleet of articulated dump trucks, front and wheeled loaders, excavators, dozers and graders. With both open pit and open cast mining experience ranging from chrome to platinum to gold, they possess all the experience necessary to efficiently perform all the mining operations at the Dodge Mines.

On November 7, 2012 the principals of Mabwe Minerals Zimbabwe (PVT) LTD ("MAB-Z") received approval from the Government of Zimbabwe to form a new parent holding corporation for the purpose of holding MAB-Z and the percentage investment stake in WGB Kinsey & Company (“Kinsey”.) The new company was named Mabwe Corporation (PVT) LTD (“MAB-C”.) The new corporation owns 100% of MAB-Z and 25% of Kinsey. The Company owns a 49% stake in MAB-C and the remaining 51% ownership in MAB-C is held by a director of the Company, Zimbabwean resident, Tapiwa Gurupira (41% ownership), with the remaining portion owned by Asswell Gurupira (10% ownership). MAB-C is the operating arm of Mabwe Minerals Inc., with MBMI being the primary beneficiary of all the activities of MAB-C. MAB-C is a Variable Interest Entity (VIE) with respect to guidance under ASC 810-10-5 and is therefore consolidated.

On December 17, 2012 we entered into a settlement and restructuring agreement with PAX ORAL IMAGING INC. (“POII”) and former principals Stan Baron (former Chief Executive Officer of the Company and Lantis New Jersey) and Craig Gimbel (former Executive Vice President of the Company and Lantis New Jersey) to acquire their interest in the Company (54,358,923 common shares collectively), terminate their employment agreements with the Company, extinguish the Company's liabilities to Baron and Gimbel and obtain an option to purchase their 14,400,000 warrants. As a result of this agreement all licenses, contract rights, trademarks, patents, copyrights and assets related to the Near Infrared Technology Business in which Lantis New Jersey was then engaged, including OCT and NIR, were transferred to POII. As further consideration, Baron and Gimbel were given a combined 3,000,000 common shares of our majority owned subsidiary Mabwe Minerals Inc. (MBMI).

On December 31, 2012, the July 2011 TAG-Z acquisition of 100% of the capital stock of Ontage has been deemed to be worthless. The investment has been deemed worthless because Ontage, a wholly owned subsidiary of TAG-Z a consolidated variable interest entity of the Company, had as its only activity the acquisition of a 10% stake in an existing operating gold mining producer, Slashwood Mining. The Company has permanently impaired the investment in Slashwood Mining, originally valued at $150,000 to $0 thus determining that it was necessary to recognize a loss of $150,000 related to the write-off of the investment.

On July 31, 2013 the Company entered into a Master Distributer Agreement (“MDA”) with Steinbock Minerals Ltd. (“Steinbock”.) Steinbock is engaged and specialize in the worldwide marketing, distribution and sale of industrial minerals, including but not limited to, all barite grade types and talc. Steinbock together with its affiliate Yasheya Ltd. (“Yasheya”) were granted the exclusive right to market, sell, distribute, ship and deliver Dodge Mine barite to their customer base. This agreement remains in effect until cancelled by either party upon six months written notice.

Fiscal Year Ended December 31, 2013 and 2012

Total Operating Revenues

The Company recognized no revenue during the years ended December 31, 2013 and 2012, respectively. Revenues are anticipated to commence within the second quarter of 2014 for the mining of barite and other industrial minerals.

Total Operating Expenses

Total operating expenses for the year ended December 31, 2013 were $2,778,115 compared to $1,430,566 for the same period in 2012. This represented an increase of $1,347,549, or 94%, primarily due to extraction and site development cost at the Dodge Mine.

We depreciate fixed assets. This resulted in an expense of $2,169 and $2,846 for the years ended December 31, 2013 and 2012, respectively. We determine the fair value of the undiscounted cash flows annually and sooner if circumstances change and determination is required, to value any impairment on our intangible assets and long-lived assets. As of December 31, 2013 and December 31, 2012, we determined there was no impairment charge.

Other Income (Expense)

Interest expense, net of interest income, of $75,135 is the amount of interest payable on the notes for the year ended December 31, 2013 compared to interest of $43,734 for the year ended December 31, 2012. This increase is due to the establishment of a loan facility of MAB-Z with CBZ Bank in the amount of $420,000. During 2013, the Company recognized a loss from investments of $542,911 compared to a gain of $55,275 for the same period last year related to MAB-C’s 25% ownership of Kinsey. For the year ended December 31, 2012, a $13,110 gain on conversion of accrued interest and note payable to common stock, a forgiveness of debt of $132,917 on the Dodge Mines, and a loss of $150,000 related to the write-off of the investment in the Slashwood Mines that was 10% owned by Ontage.

Net Loss

We reported net losses of $(2,505,394) for the year ended December 31, 2013 compared to $(1,366,913) for the year ended December 31, 2012. The increase in the net loss is attributable to the increase in total operating expenses, discussed above.

Provision for Income Taxes

There was no provision for income taxes for the year ended December, 2013 and 2012. There was no provision due to the carry forward of approximately $14,959,565 of net operating losses as of December 31, 2013 that we reserved in valuation allowances against this deferred tax asset.

Liquidity and Capital Resources

During the year ended 2013, the balance in cash and cash equivalents increased by $34,193 from $22,897 to $57,090. The increase of $34,193 is reflective of cash used in operating activities of $1,290,255, includes an increase in accounts payable and accrued expenses of $654,460. The Company also had cash provided for financing activities for the year ended December 31, 2013 in the amount of $1,330,025, from the proceeds of private placement sales in the amount of $910,500 and proceeds from a loan in the amount of $420,000.

As of December 31, 2013, we had current assets of $289,573 consisting of cash and equivalents, prepaid expenses and an investment amounting to $12,367, and other fixed assets, net of depreciation, amounting to $9,590, goodwill of $25,000 and mineral rights of $433,000.

As of December 31, 2013, we had $2,209,455 in current liabilities, consisting of accrued interest payable on the 5% convertible note of $226,309, and accounts payable and accrued expenses of $1,040,470, as well as other notes payable due in the current period of $425,000 ($40,000 of which is due to a related party).

We had a working capital deficit of $1,919,882 as of December 31, 2013.

As an exploration stage company, financial resources have been directed to the site development and mineral extraction of barite at Dodge Mines and no revenue has yet been generated. We expect to generate revenues in the second quarter of 2014 from our industrial minerals business, primarily consisting from our barite extraction and commercial sales from Dodge Mines through MAB-Z. As a result of the December 17, 2012 settlement and restructuring agreement with POII, as described above the Company is solely focused on the hard asset, natural resource and industrial minerals business. The items discussed above raise substantial doubts about the Company's ability to continue as a going concern.  In light of these factors, management believes that with the investment in Kinsey and production commenced in the third quarter of 2013 on the Dodge Mines, the Company believes it will be well positioned to succeed.

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

We prepare our financial statements in conformity with U.S. generally accepted accounting principles. As such, we are required to make certain estimates, judgments and assumptions that we believe are reasonable based upon the information available. These estimate, judgments and assumptions affect the reported amounts of assets and liabilities at the date of the financial statement and the reported amounts of revenue and expenses during the periods presented. Actual results could be different than those estimates.

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements:

Deferred Income Taxes

We record a valuation allowance to reduce the deferred tax assets to the amount that is more likely than not to be realized. We have considered estimated future taxable income an ongoing tax planning strategies in assessing the amount needed for the valuation allowance.

Exploration Stage Company

On June 29, 2012 we entered into exploration stage activities. In accordance with ASC 915 the Company will be reporting and disclosing additional information in addition to reporting and disclosure requirements otherwise prepared in accordance with U.S. generally accepted accounting principles (GAAP). As of December 31, 2013 we have not recognized any revenue or capitalize and significant production costs.

Revenue Recognition and Unearned Revenue

Revenue is recognized when the following criteria were met: (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred; (iii) the price to the customer is fixed or determinable; and (iv) collection of the sales price is reasonably assured.  Delivery occurs when goods are shipped and title and risk of loss have passed to the customer.  Revenue is deferred in all instances where the earnings process is incomplete.  Payments received before all of the relevant criteria for revenue recognition are satisfied will be recorded as deferred revenue in the accompanying consolidated balance sheets.

Since the Company entered the Exploration Stage, no revenues have been recorded.

Inventory and Stockpile Reserves

Inventories, including stockpiles and mineralized material are carried at the lower of cost or net realizable value. Cost is comprised of production costs for mineralized material produced and processed. Production costs include the costs of materials, costs of processing, refinement, extraction, direct labor, mine site and processing facility overhead costs and site development cost, depreciation, depletion and amortization.

Stockpiles represent mineralized material that has been extracted from the mine and is available for further processing. Stockpiles are measured by estimating the number of tons added and removed from the stockpile. Costs are allocated to stockpiles based on relative values of material stockpiled and processed using current mining costs incurred up to the point of stockpiling the material, including applicable overhead, depreciation, and depletion relating to mining operations, and removed at each stockpile’s average cost per ton. As of December 31, 2013, we had approximately 4,000 tons of barite in stockpile. We believe that based on several factors that the associated extraction costs would best be reflected in the financial statements as representing no certain future net realizable value.

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

Mabwe Minerals Inc. on July 18, 2012, acquired a 49% interest in Mabwe Minerals Zimbabwe (PVT) LTD (MAB-Z) through the issuance of 25,000 shares of Raptor Resources Holdings Inc. Series B Preferred Convertible Stock. Each share of the Series B Preferred Convertible Stock is convertible into 50 common shares of Raptor Resources Holdings Inc. and 25 common shares of Mabwe Minerals Inc. both subject to a one year holding period. The remaining 51% ownership in MAB-Z is held by a Director of MBMI, a Zimbabwe resident, Tapiwa Gurupira (41%) with the remaining portion owned by Asswell Gurupira (10%). MAB-Z will be the operating arm of Mabwe Minerals Inc., with MBMI being the primary beneficiary of all the activities of its subsidiary, Mabwe Minerals Zimbabwe (PVT) LTD.

As a result of this investment by Mabwe Minerals Inc. funded by Preferred Convertible Series B Stock of Raptor Resources Holdings Inc., MAB – Z has been identified by MBMI as a VIE. The value of the Series B Preferred Convertible Stock is $25,000, which is reflected as Goodwill on the Consolidated Balance Sheet at Balance sheet at December 31, 2013 and 2012.

The initial transaction is recorded at cost.

On November 7, 2012 the principals of MAB-Z received approval from the Government of Zimbabwe to form a new parent holding corporation for the purpose of holding MAB-Z and its percentage investment stake in WGB Kinsey & Company (“Kinsey”.) The new company was Mabwe Corporation (PVT) LTD (“MAB-C”.) The new corporation owns 100% of MAB-Z and 25% of Kinsey. The Company’s majority owned subsidiary, MBMI, owns a 49% stake in MAB-C the newly formed corporation; the remaining 51% ownership in MAB-C held by a director of the Company, Zimbabwean resident, Tapiwa Gurupira (41% ownership), with the remaining portion owned by Asswell Gurupira (10% ownership). MAB-C will be the operating arm of Mabwe Minerals Inc., with the Company being the primary beneficiary of all the activities of MAB-C. MAB-C is a Variable Interest Entity (VIE) with respect to guidance under ASC 810-10-5 and is therefore consolidated.

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

Uncertainty in Income Taxes

Under ASC 740-10-25 recognition and measurement of uncertain income tax positions is required using a “more-likely-than-not” approach. We evaluate our tax positions on an annual basis and have determined that as of December 31, 2013 no additional accrual for income taxes is necessary.

Advertising Costs

We expense the costs associated with advertising as incurred. Advertising expenses are included in professional, consulting and marketing fees in the consolidated statements of operations.

Fixed Assets

Fixed assets are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets; computer – 3-5 years, and furniture and fixtures – 5 years. Scientific and measurement equipment is recorded with a useful life of 7 years.

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

In July 2012, the FASB issued ASU 2012-02, “Intangibles Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment”, on testing for indefinite-lived intangible assets for impairment. The new guidance provides an entity to simplify the testing for a drop in value of intangible assets such as trademarks, patents, and distribution rights. The amended standard reduces the cost of accounting for indefinite-lived intangible assets, especially in cases where the likelihood of impairment is low. The changes permit businesses and other organizations to first use subjective criteria to determine if an intangible asset has lost value. The amendments to U.S. GAAP will be effective for fiscal years starting after September 15, 2012. The Company’s adoption of this accounting guidance does not have a material impact on the consolidated financial statements and related disclosures.

In July 2013, the FASB issued ASU 2013-11, "Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists." ASU 2013-11 provides guidance on the presentation of unrecognized tax benefits related to any disallowed portion of net operating loss carryforwards, similar tax losses, or tax credit carryforwards, if they exist. ASU 2013-11 is effective for fiscal years beginning after December 15, 2013. The adoption of ASU 2013-11 is not expected to have a material impact on the Company’s consolidated financial statements.

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

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer are Al Pietrangelo) have concluded, based on their evaluation as of December 31, 2013, that the design and operation of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) are not effective to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, including to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding whether or not disclosure is required, since we do not have separate persons performing the functions of CEO and CFO.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate “internal control over financial reporting” (as defined in Rule 13a-15(f) under the Exchange Act). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was not effective as of December 31, 2013, since we do not have separate persons performing the functions of CEO and CFO.

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

Changes in Internal Control over Financial Reporting

During the year ended December 31, 2013, there were no changes in our internal controls over financial reporting that had materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

Set forth below is certain information with respect to our directors and executive officers.

Name	Age	Position with Company
Al Pietrangelo	56	Chief Executive Officer, President, Director and Chairman of the Board
Tapiwa Gurupira	37	Director

Al Pietrangelo (age 56), is our Chief Executive Officer, President and Chairman of the Board effective May 23, 2011. Mr. Pietrangelo is also Chief Executive Officer, President and Chairman of the Board Mabwe Minerals Inc. since December 5, 2011 pursuant the Stock Purchase Agreement between Raptor Resources Holdings Inc. (f/k/a Lantis Laser Inc.) and Raptor Networks Technology, Inc. Mr. Pietrangelo has served as President, CEO and Chairman of the Board of Directors of TAG Minerals Inc., a wholly owned subsidiary of Raptor Resources Holdings Inc. since 2010. From 2006 to 2010 Mr. Pietrangelo was CEO and Director of Rock of Angels Capital Corp., Rock of Angels Acquisition Corp. and Rock of Angels Holdings Inc. From 2005 to 2006 Mr. Pietrangelo was President and a Director of 4 Star Capital Management Inc. From 2002 to 2004 Mr. Pietrangelo served as Secretary and Director of Hypervelocity, Inc. We believe that Mr. Pietrangelo has the management background to assist the Company in its growth and the expertise to assist it in the public markets. Mr. Pietrangelo obtained a B.S. in Business Administration from the University of South Florida.

Tapiwa Gurupira (age 37) has served as the President of African Operations and Director since 2011. He is also a Director of TAG Minerals Inc. since 2010 and Raptor Resources Holdings Inc. since 2011. While working towards his Master’s degree he devised a way to separate dry mixtures of particles that was patented, and a company, Triboflow Separations, LLC, was formed with Mr. Gurupira serving as Chief Engineer. Through Mr. Gurupira’s efforts, Triboflow was awarded a grant of $2M under the NIST Advanced Technology Program. In 2006, Mr. Gurupira joined Breen Solutions, LLC in Pittsburgh, PA, a company specializing in equipment to monitor and regulate emissions at coal combustion power plants as Project Manager. Since returning to Zimbabwe, he has established key relationships within the mining sector and is the Managing Director of TAG Minerals Zimbabwe (Private) Limited and Director of Mabwe Minerals Zimbabwe (Private) Limited. Mr. Gurupira has a Masters of Science degree in Mechanical Engineering from the University of Kentucky.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely upon a review of copies of these reports furnished to us during 2013 and thereafter, or written representations received by us from reporting persons that no other reports were required, we believe that all Section 16(a) filing requirements applicable to our reporting persons during 2013 were complied with.

Item 11. Executive Compensation

Compensation of Executive Officers

The following section contains information about the compensation paid to our executive officers and directors during the years ended December 31, 2013 and 2012.

Summary Compensation Table

The following table provides information concerning the compensation for the years ended December 31, 2013 and 2012 for our principal executive officer and our principal financial officer, who were the only persons that served as executive officers during 2013 and 2012 (collectively, the “named executive officers”).

Summary Compensation

Name and Principal Position	Year	Fees Earned or Paid in Cash	Stock Awards(1)	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation (2)
Al Pietrangelo CEO/President	2013	-	-	-	-	-	22,534	22,534
Al Pietrangelo CEO/President	2012	-	231,000	-	-	-	19,736	250,736
Tapiwa Gurupira, President of African Operations	2013	-	-	-	-	-	11,820	11,820
Tapiwa Gurupira, President of African Operations	2012	-	230,000	-	-	-	-	230,000

(1)	These amounts are equal to the aggregate grant date fair value, computed in accordance with ASC 718, but without giving effect to estimated forfeitures related to service-based vesting conditions. For additional information on the valuation assumptions with respect to these option grants, refer to Note 2 of our financial statements and related notes beginning on page F-1 of this Report.

(2)	Mainly consists of life and health insurance premiums which are, for the executive officers, fully paid by the company. For Tapiwa Gurupira payments are non-structured non-recurring compensation payments.

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

The following table sets forth, as of March 27, 2014, certain information with respect to the beneficial ownership of our stock by (i) each of our named executive officers, (ii) each of our directors, (iii) each person known to us to be the beneficial owner of more than 5% of each class of our outstanding voting securities, and (iv) all of our directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the SEC, and includes voting or investment power with respect to the securities. To our knowledge, except as indicated by footnote, and subject to community property laws where applicable, the persons named in the table below have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them. Shares of common stock underlying derivative securities, if any, that currently are exercisable or convertible or are scheduled to become exercisable or convertible for or into shares of common stock within 60 days after the date of the table are deemed to be outstanding in calculating the percentage ownership of each listed person or group but are not deemed to be outstanding as to any other person or group. Percentage of beneficial ownership is based on 747,306,456 votes on an as-converted basis having 384,206,456 shares of common stock having one vote each, 1,000,000 shares of Preferred Series A stock having 300 votes per share and 1,187,000 shares of Preferred Series B Convertible stock that are currently convertible into 50 shares of Company common stock (representing 50 votes each share of Preferred Series B.)

			Percentage of
	Amount and Nature		Outstanding
Name and Address	of Beneficial Ownership		Shares Owned
Directors and Executive Officers
Al Pietrangelo	365,500,000	(1)(2)	49.2%
Tapiwa Gurupira	65,500,000	(2)	8.8%
RRHI Common Shares held in treasury	43,358,923		5.8%
All directors, executive officers and treasury as one group	474,358,923		63.8%

(1)	Mr. Pietrangelo owns 1,000,000 shares of Series A preferred stock, each share of which allows the holder to have 300 votes and to vote on an as-converted basis with holders of the Company's holders of common stock.

(2)	Mr. Pietrangelo and Mr. Gurupira each owns 210,000 shares of Preferred Series B Convertible stock which is convertible into 50 common shares of the Company's stock indicated above as 50 votes per share on an as-converted basis

Item 13. Certain Relationships and Related Transactions and Director Independence

Certain Relationships and Related Transactions

None.

Director Independence

Our Board of Directors has three members, none of whom qualify as “independent directors” as defined in Rule 5605(a)(2) of the NASDAQ Listing Rules.

Item 14. Principal Accounting Fees and Services

The following table sets forth the aggregate fees billed to us for the fiscal years ended December 31, 2013 and 2012 independent auditing firm, KBL, LLP.

	Fiscal 2013	Fiscal 2012
Audit Fees(1)	$37,500	$31,500
Audit-Related Fees(2)	$-	$-
Tax Fees(3)	$-	$-
All Other Fees(4)	$-	$-

(1)	Audit Fees consist of fees billed for professional services rendered for the audit of our consolidated annual financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by our accountants in connection with statutory and regulatory filings or engagements.

(2)	Audit-Related Fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under “Audit Fees.” This category includes fees related to due diligence services pertaining to potential business acquisitions/disposition; and consultation regarding accounting or disclosure treatment of transactions or events and/or the actual or potential impact of final or proposed rules, standard or interpretation by the SEC, FASB or other regulatory or standard-setting bodies as well as general assistance with implementation of the requirements of SEC rules or listing standards promulgated pursuant to the Sarbanes-Oxley Act of 2002.

(3)	Tax Fees consist of fees billed for professional services rendered for tax compliance, tax advice and tax planning. These services include assistance regarding federal, state and local tax compliance, planning and advice.

(4)	All Other Fees consist of fees for products and services other than the services reported above.

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

Part IV

Item 15. Exhibits and Financial Statement Schedules

3(i)	Articles of Incorporation, as amended (incorporated by reference to Exhibit 3(i) to Form SB-2 filed on September 26, 2007).

3(ii)	By-laws, as amended (incorporated by reference to Exhibit 3(ii) to Form SB-2 filed on September 26, 2007).

4.1	Form of common stock certificate (incorporated by reference to Exhibit 4.1 to Form SB-2 filed on September 26, 2007).

4.2	Form of Amended and Restated 5% Senior Convertible Note (incorporated by reference to Exhibit 4.2 to Amendment No. 1 to Form SB-2 on Form S-1 filed on February 14, 2008).

4.3	Form of Common Stock Purchase Warrant expiring September 28, 2011 (corrected) (incorporated by reference to Exhibit 4.3 to Amendment No. 1 to Form SB-2 on Form S-1 filed on February 14, 2008).

4.4	Form of Placement Agent’s Warrant expiring September 28, 2011 (incorporated by reference to Exhibit 4.4 to Form SB-2 filed on September 26, 2007).

4.5	Form of Class B Common Stock Purchase Warrant expiring May 17, 2012 (incorporated by reference to Exhibit 4.5 to Form SB-2 filed on September 26, 2007).

4.6	Form of Placement Agent’s Warrant expiring May 17, 2012 (incorporated by reference to Exhibit 4.6 to Form SB-2 filed on September 26, 2007).

† 10.1	Management Employment Agreement with Stanley B. Baron, dated January 1, 2006 (incorporated by reference to Exhibit 10.1 to Form SB-2 filed on September 26, 2007).

† 10.2	Management Employment Agreement with Craig B. Gimbel, dated January 1, 2006 (incorporated by reference to Exhibit 10.2 to Form SB-2 filed on September 26, 2007).

10.3	Limited Exclusive Patent License Agreement with the Regents of the University of California (as manager and operator of Lawrence Livermore National Laboratory), dated September 14, 2001 (incorporated by reference to Exhibit 10.3 to Form SB-2, filed on September 26, 2007).

10.4	Amendment No. 3, dated December 18, 2006, to Limited Exclusive Patent License Agreement with the Regents of the University of California (as manager and operator of Lawrence Livermore National Laboratory) (incorporated by reference to Exhibit 10.4 to Form SB-2 filed on September 26, 2007).

10.5	Non-Exclusive License for Imaging Patents with LightLab Imaging, LLC, dated August 8, 2001 (incorporated by reference to Exhibit 10.5 to Form SB-2 filed on September 26, 2007).

10.6	First Amendment, dated December 19, 2006, to Non-Exclusive License for Imaging Patents with LightLab Imaging, LLC (incorporated by reference to Exhibit 10.6 to Form SB-2 filed on September 26, 2007).

10.7	Standard Non-Exclusive License Agreement with the University of Florida Research Foundation, Inc., dated May 31, 2007 (incorporated by reference to Exhibit 10.7 to Form SB-2 filed on September 26, 2007).

10.8	Amendment No. 1, dated September 30, 2004, to Limited Exclusive Patent License Agreement with the Regents of the University of California (as manager and operator of Lawrence Livermore National Laboratory) (incorporated by reference to Exhibit 10.8 to Amendment No. 1 to Form SB-2 on Form S-1 filed on February 14, 2008).

10.9	Amendment No. 2, dated March 2, 2005, to Limited Exclusive Patent License Agreement with the Regents of the University of California (as manager and operator of Lawrence Livermore National Laboratory) (incorporated by reference to Exhibit 10.9 to Amendment No. 1 to Form SB-2 on Form S-1 filed on February 14, 2008).

†10.10	Amendment to Management Employment Agreement with Stanley B. Baron, dated February 13, 2008 (incorporated by reference to Exhibit 10.10 to Amendment No. 1 to Form SB-2 on Form S-1 filed on February 14, 2008).

†10.11	Amendment to Management Employment Agreement with Craig B. Gimbel dated February 13, 2008 (incorporated by reference to Exhibit 10.11 to Amendment No. 1 to Form SB-2 on Form S-1 filed on February 14, 2008).

10.12	Form of Subscription Agreement from September 2006 private placement (incorporated by reference to Exhibit 10.12 to Amendment No. 2 to Form SB-2 on Form S-1 filed on June 24, 2008).

10.13	Form of Subscription Agreement from May 2007 private placement (incorporated by reference to Exhibit 10.13 to Amendment No. 2 to Form SB-2 on Form S-1 filed on June 24, 2008).

10.14	Joint Venture Shareholders Agreement among the registrant, Laser Energetics, Inc., and HyGeniLase, Inc., dated December 18, 2007 (incorporated by reference to Exhibit 10.14 to Amendment No. 4 to Form SB-2 on Form S-1 filed on September 15, 2008).

10.15	Optical Coherence Tomography (OCT) Optical Engine Development Program and Supply Agreement between the registrant and AXSUN Technologies, Inc., dated as of May 13, 2008 (incorporated by reference to Exhibit 10.15 to Amendment No. 4 to Form SB-2 on Form S-1 filed on September 15, 2008).

10.16	Exclusive License Agreement with the Regents of the University of California, dated July 9, 2008 (incorporated by reference to Exhibit 10.16 to Amendment No. 5 to Form SB-2 on Form S-1 filed on October 8, 2008).

10.17	Consulting Agreement, dated November 14, 2007, with DC International Consulting, LLC (incorporated by reference to Exhibit 10.17 to Amendment No. 11 to Form SB-2 on Form S-1 filed on February 17, 2009).

10.18	Consulting Agreement, dated November 15, 2007, with Debbie Sutz (affiliate of VAR Growth Corp.) (incorporated by reference to Exhibit 10.18 to Amendment No. 9 to Form SB-2 on Form S-1 filed on January 29, 2009).

10.19	Settlement Agreement, dated October 16, 2008, with DC International Consulting, LLC (incorporated by reference to Exhibit 10.17 to Amendment No. 11 to Form SB-2 on Form S-1 filed on February 17, 2009).

10.20	Settlement Agreement, dated October 16, 2008, with Barry Davis and Debbie Sutz (affiliates of VAR Growth Corp.) (incorporated by reference to Exhibit 10.17 to Amendment No. 11 to Form SB-2 on Form S-1 filed on February 17, 2009).

10.21	Agreement and Plan of Merger Among Lantis Laser Inc., TAG Acquisition Corp. and TAG Minerals Inc. dated April 22, 2011 (incorporated by reference to Exhibit 10.1 to Form 8-K filed April 26, 2011).

10.22	Agreement for the Exchange of Common Stock, dated July 21, 2011, among Lantis Laser Inc., TAG Minerals Zimbabwe (Private) Limited and Ontage Resources (Private) Limited (incorporated by reference to Exhibit 10.1 to Form 8-K filed July 25, 2011).

16.1	Letter of KBL, LLP (incorporated by reference to Exhibit 16.1 to Amendment No. 4 on Form S-1 to the registrant’s Registration Statement on Form SB-2, filed on September 15, 2008).

21.1	Subsidiaries of the registrant (incorporated by reference to Exhibit 21.1 to the registrant’s Registration Statement on Form SB-2, filed on September 26, 2007).

31.1	Section 302 CEO Certification

31.2	Section 302 CFO Certification

32.1	Section 906 CEO Certification

32.2	Section 906 CFO Certification

101 INS	Instance Document

101 SCH	XBRL Taxonomy Extension Schema Document

101 CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101 DEF	XBRL Taxonomy Extension Definition Linkbase Document

101 LAB	XBRL Taxonomy Extension Label Linkbase Document

101 PRE	XBRL Taxonomy Extension Presentation Linkbase Document

† Compensation plan or agreement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 8, 2014	RAPTOR RESOURCES HOLDINGS INC.

	By:	/s/ Al Pietrangelo
Al Pietrangelo
Chief Executive Officer
(principal executive officer)

Dated: April 8, 2014	RAPTOR RESOURCES HOLDINGS INC.

	By:	/s/ Al Pietrangelo
Al Pietrangelo
Chief Financial Officer
(principal financial officer)

Pursuant to requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Capacity	Date

/s/ Al Pietrangelo	Director	April 8, 2014
Al Pietrangelo

RAPTOR RESOURCES HOLDINGS INC.

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2013 AND 2012

Report of Independent Registered Public Accounting Firm

To the Directors of

Raptor Resources Holdings Inc.

We have audited the accompanying consolidated balance sheets of Raptor Resources Holdings Inc. (the "Company") (an exploration stage company) as of December 31, 2013 and 2012, and the related consolidated statements of operations, changes in stockholders' equity (deficit) and cash flows for the years ended December 31, 2013 and 2012 and period January 14, 1998 (Inception) through December 31, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Raptor Resources Holdings Inc. (an exploration stage company) as of December 31, 2013 and 2012, and the results of its consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for the years ended December 31, 2013 and 2012 and period January 14, 1998 (Inception) through December 31, 2013 in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company through its majority owned subsidiary is in process of exploration for barite in Zimbabwe. Due to the ongoing exploration, and lack of positive cash flow, the Company has incurred substantial losses. The lack of profitable operations raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in this regard are described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

KBL, LLP

/s/KBL, LLP

New York, NY

April 8, 2014

RAPTOR RESOURCES HOLDINGS INC.

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED BALANCE SHEETS

	DECEMBER 31,	DECEMBER 31,
	2013	2012
ASSETS
Current Assets:
Cash	$57,090	$22,897
Prepaid expenses	232,483	76,411

Total Current Assets	289,573	99,308

Fixed assets, net of depreciation	9,590	6,183

Other Assets:
Investment	12,367	555,275
Mineral rights	433,000	433,000
Goodwill	25,000	25,000
Total Other Assets	470,367	1,013,275

TOTAL ASSETS	$769,530	$1,118,766

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

LIABILITIES
Current Liabilities:
Unearned Revenue	$105,000	$-
Accrued interest - convertible notes	226,309	191,359
Accounts payable and accrued expenses	1,040,470	582,836
Liability for stock to be issued	50,000	20,000
Loan payable - related party	40,000	40,000
Current portion of securitized loan	385,000	-
Note payable - Dodge Mines	-	13,500
Related party payable	13,176	150
Convertible notes payable, net of discount and beneficial conversion feature	349,500	349,500

Total Current Liabilities	2,209,455	1,197,345

LONG TERM LIABILITIES
Securitized loan, net of current portion	35,000	-

Total long term liabilities	35,000	-

Total Liabilities	2,244,455	1,197,345

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $.001 Par Value; 10,000,000 shares authorized
Preferred Series A Stock 3,000,000 shares authorized 1,000,000 issued and outstanding	1,000	1,000
Preferred Convertible Series B Stock ; 2,500,000 shares authorized with 1,262,000 issued and outstanding for 2013 and 1,167,000 issued and outstanding for 2012	1,262	1,167
Common stock, $.001 Par Value; 990,000,000 shares authorized with 384,206,456 issued 340,847,533 outstanding for 2013 and 384,206,456 issued 329,847,533 outstanding for 2012	384,206	384,206
Additional paid-in capital	12,935,546	11,902,930
Treasury Stock - 43,358,923 shares of common stock (in excess of par) for 2013 and 54,358,923 for 2012	(239,500)	(300,000)
Additional paid-in capital - warrants	1,311,808	1,193,547
Deferred compensation	-	(420,000)
Deficits accumulated during the exploration stage	(15,256,808)	(12,751,414)

Total Stockholders’ Equity (Deficit) - Raptor Resources Holdings Inc.	(862,486)	11,436

Noncontrolling interest in subsidiary	(612,439)	(90,015)

Total Stockholders’ Equity (Deficit)	(1,474,925)	(78,579)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$769,530	$1,118,766

The accompanying notes are an integral part of these consolidated financial statements.

RAPTOR RESOURCES HOLDINGS INC.

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS

 FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

WITH CUMULATIVE TOTALS SINCE JANUARY 14, 1998 (INCEPTION)

			CUMULATIVE
			TOTALS SINCE
	FOR THE YEARS ENDED		INCEPTION
	DECEMBER 31,		JANUARY 14,
	2013	2012	1998

OPERATING REVENUES
Sales	$-	$-	$-

OPERATING EXPENSES

Research and development cost	-	108,038	2,129,900
Extraction cost	755,094	-	755,094
Site development cost	544,186	-	655,225
Wages and wage related expenses	824,183	784,200	2,770,421
Professional, consulting and marketing fees	424,825	318,740	5,543,118
Value of stock issued to secure purchase of Raptor	-	-	155,000
Other general and administrative expenses	227,658	216,742	1,190,490
Depreciation	2,169	2,846	141,473
Total Operating Expenses	2,778,115	1,430,566	13,340,721

LOSS BEFORE OTHER INCOME (EXPENSE)	(2,778,115)	(1,430,566)	(13,340,721)

OTHER INCOME (LOSS)

Amortization of debt issuance costs	-	-	(287,571)
Gain (loss) in investment under equity method	(542,911)	55,275	(655,302)
Gain on conversion of notes payable and interest	-	13,110	13,634
Forgiveness of debt on conversion of debt to equity	-	132,917	132,917
Gain (loss) on investment - Equity Method	-	(150,000)	(150,000)
Gain on sale of equipment	-	-	1,066
Interest expense - debt discount	-	-	(1,017,246)
Interest income (expense), net	(75,135)	(43,734)	(900,437)
Total Other Income (Expense)	(618,046)	7,568	(2,862,939)

COMBINED NET LOSS BEFORE PROVISION FOR INCOME TAXES	(3,396,161)	(1,422,998)	(16,203,660)

Provision for Income Taxes	-	-	-

COMBINED NET LOSS AFTER PROVISION FOR INCOME TAXES	(3,396,161)	(1,422,998)	(16,203,660)

LESS NET LOSS ATTRIBUTABLE TO NON CONTROLLING INTEREST	(890,767)	(56,085)	(946,852)

NET LOSS ATTRIBUTABLE TO COMMON SHARES	$(2,505,394)	$(1,366,913)	$(15,256,808)

NET LOSS PER BASIC AND DILUTED SHARES	(0.01)	(0.00)	(0.14)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING	384,206,456	367,127,617	107,361,236

The accompanying notes are an integral part of these consolidated financial statements.

RAPTOR RESOURCES HOLDINGS INC.

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE PERIOD JANUARY 14, 1998 (INCEPTION) THROUGH DECEMBER 31, 2013

										Deficits
								Additional		Accumulated
							Additional	Paid-in		During the
	Preferred Stock		Common Stock		Treasury Stock		Paid-in	Capital-	Deferred	Exploration	Noncontrolling
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Warrants	Compensation	Stage	Interest	Total

Balance - January 14, 1998	-	$-	-	$-	-	$-	$-	$-	$-	$-	$-	$-

Shares issued to founders	-	-	200	200	-	-	87	-	-	-	-	287

Net loss for the period January 14, 1998 through December 31, 2003	-	-	-	-	-	-	-	-	-	(408,404)	-	(408,404)

Balance January 1, 2004	-	-	200	200	-	-	87	-	-	(408,404)	-	(408,117)

Shares issued in reverse merger	-	-	81,788,563	81,589	-	-	(81,876)	-	-	-	-	(287)

Shares issued in conversion of notes	-	-	3,211,250	3,211	-	-	256,318	-	-	-	-	259,529

Net loss for the year	-	-	-	-	-	-		-	-	(251,734)	-	(251,734)

Balance December 31, 2004	-	-	85,000,013	85,000	-	-	174,529	-	-	(660,138)	-	(400,609)

Net loss for the year	-	-	-	-	-	-	-	-	-	(347,397)	-	(347,397)

Balance December 31, 2005	-	-	85,000,013	85,000	-	-	174,529	-	-	(1,007,535)	-	(748,006)

Shares and warrants issued in private placement, net of placement fees	-	-	5,850,000	5,850	-	-	307,507	208,143	-	-	-	521,500

Shares issued for services rendered	-	-	1,500,000	1,500	-	-	148,500	-	-	-	-	150,000

Warrants issued to former noteholders	-	-	-	-	-	-	-	159,610	-	-	-	159,610

Warrants issued to consultant in private placement	-	-	-	-	-	-	-	17,769	-	-	-	17,769

Adjust fair value of warrants issued in private placement	-	-	-	-	-	-	-	114,930	-	-	-	-

Royalty fees forgiven by Lawrence Livermore	-	-	-	-	-	-	380,000	-	-	-	-	380,000

Net loss for the year ended December 31, 2006 as previously reported	-	-	-	-	-	-	-	-	-	(771,352)	-	(771,352)

Prior period adjustment - correction of an error see Note 10	-	-	-	-	-	-	-	(114,930)	-	114,930	-	-

Net loss for the year ended December 31, 2006 as restated	-	-	-	-	-	-	-	-	-	(656,422)	-	(656,422)

Balance December 31, 2006	-	-	92,350,013	92,350	-	-	1,010,536	385,522	-	(1,663,957)	-	(175,549)

Warrants issued to placement agent	-	-	-	-	-	-	-	292,518	-	-	-	292,518

Warrants issued to convertible noteholders	-	-	-	-	-	-	-	513,132	-	-	-	513,132

Beneficial conversion feature on convertible notes	-	-	-	-	-	-	505,300	-	-	-	-	505,300

Shares issued for services rendered (including prepaid services)	-	-	6,460,000	6,460	-	-	2,528,090	-	-	-	-	2,534,550

Exercise of warrants	-	-	163,375	163	-	-	40,584	(16,241)	-	-	-	24,506

Net loss for the year ended December 31, 2007	-	-	-	-	-	-	-	-	-	(2,174,069)	-	(2,174,069)

Balance December 31, 2007	-	-	98,973,388	98,973	-	-	4,084,510	1,174,931	-	(3,838,026)	-	1,520,388

Exercise of warrants	-	-	69,850	70	-	-	17,352	(6,944)	-	-	-	10,478

Shares issued for services rendered (including prepaid services)	-	-	1,075,000	1,075	-	-	228,425	-	-	-	-	229,500

Net loss for the year ended December 31, 2008	-	-	-	-	-	-	-	-	-	(4,572,358)	-	(4,572,358)

Balance December 31, 2008	-	-	100,118,238	100,118	-	-	4,330,287	1,167,987	-	(8,410,384)	-	(2,811,992)

Exercise of warrants	-	-	-	-	-	-	-	-	-	-	-	-

Shares returned to treasury and retired			(3,000,000)	(3,000)	-	-	3,000	-	-	-	-	-

Shares issued upon conversion from note payable			833,334	833	-	-	111,049	-	-	-	-	111,882

Shares issued for services rendered (including prepaid services)	-	-	2,250,000	2,250	-	-	160,250	-	-	-	-	162,500

Net loss for the year ended December 31, 2009	-	-	-	-	-	-	-	-	-	(1,375,669)	-	(1,375,669)

Balance December 31, 2009	-	-	100,201,572	100,201	-	-	4,604,586	1,167,987	-	(9,786,053)	-	(3,913,279)

Shares issued for services rendered (including prepaid services)	-	-	500,000	500	-	-	19,500	-	-	-	-	20,000

Shares issued upon conversion from note payable	-	-	39,173,333	39,173	-	-	2,289,514	-	-	-	-	2,328,687

Beneficial conversion feature on convertible notes	-	-	-	-	-	-	36,207	-	-	-	-	36,207

Net loss for the year ended December 31, 2010	-	-	-	-	-	-	-	-	-	(621,397)	-	(621,397)

Balance December 31, 2010	-	-	139,874,905	139,874	-	-	6,949,807	1,167,987	-	(10,407,450)	-	(2,149,782)

Shares issued for services rendered	-	-	11,150,000	11,150	-	-	186,068	-	-	-	-	197,218

Shares issued upon conversion from note payable and accrued interest	-	-	35,535,397	35,535	-	-	164,191	-	-	-	-	199,726

Shares issued for acquisition of Ontage Resources	-	-	5,000,000	5,000	-	-	145,000	-	-	-	-	150,000

Recapitalization due to reverse merger with TAG Minerals Inc.	-	-	165,000,000	165,000	-	-	(200,278)					(35,278)

Conversion of notes payable and accrued interest to warrants	-	-	-	-	-	-	921,666	100,800	-	-	-	1,022,466

Shares issued for cash	-	-	16,645,298	16,646	-	-	323,354	-	-	-	-	340,000

Shares issued to lender of Raptor	-	-	5,000,000	5,000	-	-	150,000	-	-	-	-	155,000

Net loss for the year ended December 31, 2011	-	-	-	-	-	-	-	-	-	(977,051)	-	(977,051)

Balance December 31, 2011	-	-	378,205,600	378,205	-	-	8,639,808	1,268,787	-	(11,384,501)	-	(1,097,701)

Shares issued for services rendered	1,000,000	1,000	-	-	-	-	-	-	-	-	-	1,000

Shares issued for services rendered	-	-	1,100,000	1,100	-	-	22,022	-	-	-	-	23,122

Shares issued for cash	-	-	3,400,856	3,401	-	-	66,539	25,560	-	-	-	95,500

Shares issued for services rendered	915,000	915	-	-	-	-	914,085	-	(840,000)	-	-	75,000

Shares issued for conversion of debt	45,000	45	-	-	-	-	44,955	-	-	-	-	45,000

Shares issued for cash	182,000	182	-	-	-	-	181,818	-	-	-	-	182,000

Shares issued for conversion of debt	-	-	1,500,000	1,500	-	-	73,500	-	-	-	-	75,000

Shares Issued in Equity Exchange - Mabwe Minerals Zimbabwe (PVT) LTD	25,000	25	-	-	-	-	24,975	-	-	-	-	25,000

Share of capital for Mabwe Minerals share issuances	-	-	-	-	-	-	1,202,375	-	-	-	-	1,202,375

Change in noncontrolling interest - initial acquisition	-	-	-	-	-	-	-	-	-	-	(33,930)	(33,930)

Restructuring agreement with former owners	-	-	-	-	(54,358,923)	(300,000)	732,853	(100,800)	-	-	-	332,053

Amortization of deferred compensation	-	-	-	-	-	-	-	-	420,000	-	-	420,000

Net loss for the year ended December 31, 2012	-	-	-	-	-	-	-	-	-	(1,366,913)	(56,085)	(1,422,998)

Balance Deceember 31, 2012	2,167,000	2,167	384,206,456	384,206	(54,358,923)	(300,000)	11,902,930	1,193,547	(420,000)	(12,751,414)	(90,015)	(78,579)

Share of capital for Mabwe Minerals share issuances	-	-	-	-	-	-	581,378	118,261	-	-	368,343	1,067,982

Amortization of deferred compensation	-	-	-	-	-	-	-	-	420,000	-	-	420,000

Shares issued for services rendered (to be rendered)	95,000	95	-	-	-	-	94,905	-	-	-	-	95,000

Forgiveness of debt - related party	-	-	-	-	-	-	196,833	-	-	-	-	196,833

Issuance of treasury stock	-	-	-	-	11,000,000	60,500	159,500	-	-	-	-	220,000

Net loss for the year ended December 31, 2013	-	-	-	-	-	-	-	-	-	(2,505,394)	(890,767)	(3,396,161)
											.
Balance December 31, 2013	2,262,000	$2,262	384,206,456	$384,206	(43,358,923)	$(239,500)	$12,935,546	$1,311,808	$-	$(15,256,808)	$(612,439)	$(1,474,925)

The accompanying notes are an integral part of these consolidated financial statements.

RAPTOR RESOURCES HOLDINGS INC.

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

WITH CUMULATIVE TOTALS SINCE JANUARY 14, 1998 (INCEPTION)

			CUMULATIVE
	FOR THE YEARS ENDED		TOTALS SINCE
	DECEMBER 31,		INCEPTION
	2013	2012	JANUARY 14, 1998

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,505,394)	$(1,366,913)	$(15,256,808)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,169	2,846	141,473
Noncontrolling interest adjustment	(890,767)	(184,997)	(1,075,764)
Amortization of debt issuance costs	-	-	287,571
Interest expense - debt discount	-	-	504,606
Interest expense - beneficial conversion feature	-	-	533,023
Gain on conversion of notes payable and interest	-	(13,110)	(13,634)
Gain on sale of equipment	-	-	(1,066)
Forgiveness of debt on conversion of debt to equity	-	(132,917)	(132,917)
(Gain) loss on investment under equity method	542,911	(55,275)	655,302
Loss on investment under cost method	-	150,000	150,000
License fees payable for research and development	-	-	605,000
Warrants issued to former noteholders and consultants	-	-	469,897
Common stock issued to secure acquisition of Raptor Networks Technology. Inc. (MBMI)	-	-	155,000
Common stock issued for consulting services (including treasury stock)	407,488	180,447	1,664,201
Preferred stock issued for consulting services	515,000	496,000	1,011,000
Cash flow effect of reverse merger	-	-	(35,278)

Changes in assets and liabilities
Unearned revenue	105,000	-	105,000
Decrease (increase) in prepaid expenses	(156,072)	(6,386)	2,042,542
Increase (decrease) in accounts payable and accrued expenses	654,460	428,263	2,929,229
Accrued interest on convertible notes	34,950	40,950	585,310
Total adjustments	1,215,139	905,821	10,580,495

Net cash used in operating activities	(1,290,255)	(461,092)	(4,676,313)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of fixed assets, net of disposals	(5,577)	-	(149,997)
Investment under equity method	-	-	(167,664)

Net cash used in investing activities	(5,577)	-	(317,661)

CASH FLOWS FROM FINANCING ACTIVITES
Proceeds from notes/loans payable	420,000	40,000	739,786
Repayments made on note payable for Dodge Mines	(13,500)	(91,583)	(255,083)
Proceeds from exercise of warrants	-	-	34,984
Proceeds from convertible notes and warrants, net of debt issuance costs	-	-	2,284,310
Payments of license fee payable	-	-	(225,000)
Proceeds from private placement, net of fees (including cash received for shares to be issued) - preferred and common stock	910,500	547,500	2,319,500
Proceeds (payments) from related parties	13,025	(27,000)	152,567

Net cash provided by financing activities	1,330,025	468,917	5,051,064

NET INCREASE IN CASH	34,193	7,825	57,090

CASH - BEGINNING OF PERIOD	22,897	15,072	-

CASH - END OF PERIOD	$57,090	$22,897	$57,090

CASH PAID DURING THE PERIOD FOR:
Income taxes	$-	$-	$-
Interest expense	$-	$-	$93,517

SUPPLEMENTAL NONCASH INFORMATION:

Conversion of notes and interest for common stock, net of discounts and issuance costs	$-	$75,000	$3,011,031
Acquisition of Dodge Mines for Note Payable	$-	$-	$433,000
Conversion of license fee payable into capital	$-	$-	$380,000
Common stock issued to secure acquisition of Raptor	$-	$-	$155,000
Preferred stock issued for goodwill	$-	$25,000	$25,000
Warrants issued to former noteholders and consultants	$-	$-	$469,897
Common stock issued for acquisition	$-	$-	$150,000
Common stock issued for prepaid expenses	$97,500	$-	$2,302,500
Conversion of accrued expenses for note payable-related parties	$-	$-	$960,000
Conversion of note payable-related parties and accrued interest to warrants	$-	$-	$1,022,466
Liabilities forgiven related to restructuring with former owners	$-	$732,853	$732,853
Conversion of Dodge Mines Note Payable for Preferred Stock	$-	$45,000	$45,000
Forgiveness of debt on conversion of debt to equity	$-	$132,917	$132,917
Forgiveness of debt - related party	$196,833	$-	$196,833
Effect of reverse merger with TAG Minerals, Inc.
Cash	$-	$-	$24,772
Accounts payable and accrued expenses	-	-	(50)
Effect on retained earnings	-	-	(60,000)
Cash flow effect from reverse merger	$-	$-	$(35,278)

The accompanying notes are an integral part of these consolidated financial statements.

RAPTOR RESOURCES HOLDINGS INC.

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013 AND 2012

NOTE 1 -              ORGANIZATION AND BASIS OF PRESENTATION

Raptor Resources Holdings Inc. (formerly Lantis Laser, Inc. (the “Company”)) was incorporated in the State of New Jersey on January 14, 1998. On November 3, 2004, the Company was acquired by Hypervelocity, Inc., a Nevada corporation.

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

On December 9, 2004, Hypervelocity, Inc. changed its name to Lantis Laser Inc. which was domiciled in Nevada.

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

TAG is a U.S. based mineral resource acquisition, exploration and development company, with operations conducted through its operating affiliate, TAG Minerals Zimbabwe (Private) Limited (“TAG - Z”). The company’s business is managed by its directors and officers who have mineral extraction and commercial experience. TAG’s strategy is to identify, acquire and exploit mineral properties that have potential. TAG is augmented by independent financial, geological, and mining professionals who advise the company on its mining and exploration projects throughout Zimbabwe, Africa. TAG-Z intends to commence their own industrial minerals mining operations.

Concurrent with the Merger Agreement, the Company’s former Chief Executive Officer and Executive Vice President Clinical Affairs and a Director of the Company resigned on May 6, 2011. The Company retained these former executives to continue to manage the dental technology subsidiary of the Company. These two executives received employment contracts dated May 23, 2011.

The President and Chief Executive Officer of TAG, Al Pietrangelo, was named the new President and Chief Executive Officer of the Company. In addition, the remaining two shareholders of TAG became directors of the Company, with one of these Directors resigning in January 2013.

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

RAPTOR RESOURCES HOLDINGS INC.

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013 AND 2012

NOTE 1 -              ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

The other related party debt of $150,000 at the time of the Merger was converted to a convertible note. The note was to be repaid at the rate of 5% of any funding, whether debt or equity, received by the Company or its subsidiaries, or 5% of net revenues of the Company until repaid in full. The note holders also had the right to convert any amounts outstanding and due to them at $0.075 per share at their sole discretion. This note was subsequently forgiven in accordance with the settlement and restructuring agreement dated December 17, 2012.

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

On September 19, 2011, TAG-Z, entered into a Sale of Shares Agreement, whereby, TAG-Z agreed to pay $433,000 in installments through November 30, 2012 for 100% of the Dodge Mine blocks 1-6, located in Zimbabwe. The property consists of three hydrothermal mountains representing 123 hectares containing multiple deposits of superior grade barite, limestone and talc based on the drilling reports that management received from the previous owner of the Dodge mine blocks. Along with the purchase of the Dodge Mine blocks 1-6 from Chiroswa Syndicate, TAG-Z received 50% of the issued and outstanding shares of common stock of Chiroswa Minerals (PVT) Limited (“Chiroswa”), an inactive company originally formed to conduct mining operations on the Dodge Mine. Since Chiroswa is an inactive company, TAG-Z has canceled the Chiroswa shares it received under the Sale of Share Agreement and intends to conduct mining operations on the Dodge blocks itself. As of June 30, 2013, the entire note balance for the Dodge Mines has been paid by the Company.

Effective December 2, 2011, the Company entered into a Stock Purchase Agreement with Mabwe Minerals Inc. (f/k/a/Raptor Networks Technology, Inc.) (MBMI: OTCQB) (“Mabwe”) under which the Company issued 5,000,000 shares of its common stock to the lender of certain convertible notes of Mabwe, as incentive to convert their promissory notes into shares of common stock. As a result of this transaction, Mabwe issued 55.52% of its issued and outstanding shares of common stock to the Company, Mabwe became a majority owned subsidiary of the Company, and, under the terms of the Agreement, the officers and directors of Mabwe resigned. Al Pietrangelo, President and CEO of the Company, became President and CEO of Mabwe and became the sole member of the Board of Directors. Mabwe conducted a reverse split and issued additional shares of its common stock to allow the Company to hold 80.14% of its issued and outstanding common shares on a post-split basis.

On March 5, 2012, the Company amended its Articles of Incorporation to change its name to Raptor Resources Holdings Inc. to more clearly reflect its new focus on the mining of industrial minerals to help build a new brand identity. The name change became effective March 28, 2012.

RAPTOR RESOURCES HOLDINGS INC.

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013 AND 2012

NOTE 1 -              ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

On June 1, 2012 the Company entered into a contract renegotiation with the owner of Dodge Mines Blocks 1-6, Chiroswa Syndicate (“Chiroswa”) related to the previous agreement for the $433,000 in installment payments for the Dodge Mine blocks 1-6, located in Zimbabwe. Under the new terms of the contract with Chiroswa, Chiroswa accepted 45,000 shares of our Preferred Convertible Series B stock (each share is convertible into 50 shares of Common Stock of Raptor Resources Holdings Inc. (RRHI) and 25 shares of common stock of majority owned Mabwe Minerals Inc. (MBMI)). The Company paid $3,000 as a down payment with $27,000 due upon the retitling of the Dodge Mine Blocks 1-6 into the name of Mabwe Minerals Zimbabwe (PVT) Limited (“MAB-Z”). An additional $30,000 will be paid in five equal monthly installments beginning October 1, 2012. Under the terms of the amended contract with Chrioswa, it forgave $132,917 of the debt owed and agreed that upon completion of the retitling of the asset into the name of MAB-Z the asset of the Dodge Mine Blocks 1-6 ($433,000) and the remaining liability ($57,000) will be transferred to MAB-Z to support continuing operations and revenue generating activities. The full balance has been repaid to Dodge Mine for mine blocks 1-6 as of June 30, 2013.

On June 28, 2012 Mabwe Minerals amended its charter to increase the number of its authorized shares of common stock. Mabwe Minerals issued to the Company an additional 79,078,817 shares of its common stock (post 1:10 reverse split) giving the Company at that time ownership of 80.14% of the issued and outstanding shares of Mabwe Minerals common stock. As of December 31, 2013 the Company owns 64.22% of Mabwe Minerals.

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

On September 30, 2012, MBMI formally appointed Tapiwa Gurupira, a 41% stakeholder of MAB-Z as a Director of Mabwe Minerals Inc.

On November 7, 2012 the principals of MAB-Z received approval from the government of Zimbabwe, to form a new parent holding corporation for the purpose of holding MAB-Z and the percentage investment stake in Kinsey. The new company was named Mabwe Corporation (PVT) LTD (“MAB-C”.) The new corporation owns 100% of MAB-Z and 25% of Kinsey. MBMI owns a 49% stake in MAB-C and the remaining 51% ownership in MAB-C is held by a director of the Company, Zimbabwean resident, Tapiwa Gurupira (41% ownership), with the remaining portion owned by Asswell Gurupira (10% ownership). MAB-C will be the operating arm of Mabwe Minerals, with the Mabwe being the primary beneficiary of all the activities of MAB-C. MAB-C is a Variable Interest Entity (VIE) with respect to guidance under ASC 810-10-5 and is therefore consolidated.

RAPTOR RESOURCES HOLDINGS INC.

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013 AND 2012

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

On July 31, 2013 MBMI entered into a Master Distributer Agreement (“MDA”) with Steinbock Minerals Ltd. (“Steinbock”) together with its affiliate Yasheya Ltd. (“Yasheya”.) Steinbock is engaged and specializes in the worldwide marketing, distribution and sale of industrial minerals, including but not limited to, all barite grade types and talc along with its affiliate Yasheya. Yasheya is engaged and specializes in the shipment of industrial minerals worldwide. Steinbock and Yasheya were granted the exclusive right to market, sell, distribute, ship and deliver Dodge Mine barite to their customer base. This agreement shall remain in effect in perpetuity unless cancelled by either party upon the delivery of six months written notice.

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

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013 AND 2012

NOTE 1 -              ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

Going Concern

As shown in the accompanying consolidated financial statements the Company has incurred recurring losses of $2,505,394 and $1,366,913 for the years ended December 31, 2013 and 2012 respectively, and has incurred a cumulative loss of $15,256,808 since inception (January 14, 1998).  The Company has a working capital deficit in the amount of $1,919,882 as of December 31, 2013. With high prices for industrial minerals and the contacts for mining rights that the principals of the Company maintain in Zimbabwe, the Company remains positive about the future.

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

NOTE 2 -              SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Exploration Stage Company

The Company is considered to be in the exploration stage as defined in ASC 915. The Company had previously devoted substantially all of its efforts to the development of their OCT technology. The Company is currently devoting it’s time to the extraction and exploration of industrial minerals.

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

RAPTOR RESOURCES HOLDINGS INC.

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013 AND 2012

NOTE 2 -              SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES(CONTINUED)

Principles of Consolidation(Continued)

TAG Minerals Inc. on January 4, 2011, then amended on April 2, 2011 acquired a 49% interest in TAG – Z for a 33% interest in TAG. The remaining 51% ownership in TAG – Z is held by a Director of the Company, a Zimbabwe resident, Tapiwa Gurupira. TAG – Z will be the operating arm of TAG, initially, with the Company being the primary beneficiary of all the activities of its subsidiary, TAG, and their affiliate company TAG – Z.

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

Each share of the Series B Preferred Convertible Stock is convertible into 50 common shares of Raptor Resources

Holdings Inc. and 25 common shares of Mabwe Minerals Inc. both subject to a 1 year holding period. The remaining 51% ownership in MAB-Z is held by a Director of the Company, a Zimbabwe resident, Tapiwa Gurupira (41%) with the remaining portion owned by Asswell Gurupira (10%). MAB-Z will be the operating arm of Mabwe Minerals Inc., with the Company being the primary beneficiary of all the activities of its subsidiary, Mabwe Minerals Zimbabwe (PVT) LTD.

As a result of this investment by Mabwe Minerals Inc. funded by Preferred Convertible Series B Stock of Raptor Resources Holdings Inc., MAB – Z has been identified by MBMI as a VIE. The value of the Series B Preferred Convertible Stock is $25,000, which is reflected as Goodwill on the Consolidated Balance Sheet at December 31, 2013.

The initial transaction was recorded at cost.

On November 7, 2012 the principals of MAB-Z received approval from the Government of Zimbabwe to form a new parent holding corporation for the purpose of holding MAB-Z and its percentage investment stake in WGB Kinsey & Company (“Kinsey”.) The new company was Mabwe Corporation (PVT) LTD (“MAB-C”.) The new corporation owns 100% of MAB-Z and 25% of Kinsey. MBMI owns a 49% stake in MAB-C the newly formed corporation; the remaining 51% ownership in MAB-C held by a director of the Company, Zimbabwean resident, Tapiwa Gurupira (41% ownership), with the remaining portion owned by Asswell Gurupira (10% ownership). MAB-C will be the operating arm of Mabwe Minerals Inc., with Mabwe being the primary beneficiary of all the activities of MAB-C. MAB-C is a Variable Interest Entity (VIE) with respect to guidance under ASC 810-10-5 and is therefore consolidated.

The Company as of December 31, 2013 owns 64.22% of Mabwe Minerals Inc. The 35.78% noncontrolling interest is reflected in the consolidated financial statements. This dilution was due to the private placement sale of common stock by its subsidiary, Mabwe Minerals Inc., and stock issued for services rendered and to be rendered. Additionally Mabwe issued shares for an equity swap with WGB Kinsey and Co and the 3,000,000 shares for the Baron/Gimbel equity restructuring. Mabwe issued 27,857,642 shares of common stock diluting the interest of Raptor Resources Holdings Inc. from 80.14% at acquisition on June 29, 2012 to 64.22% as of December 31, 2013.

RAPTOR RESOURCES HOLDINGS INC.

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013 AND 2012

NOTE 2 -              SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Noncontrolling Interests

In accordance with ASC 810-10-45, Noncontrolling Interests in Consolidated Financial Statements, the Company classifies controlling interests as a component of equity within the balance sheets. The Company has retroactively applied the provisions in ASC 810-10-45 to the financial information for the period ended December 31, 2013. There was no activity from December 2, 2011 through June 30, 2012 in Mabwe, the Company’s majority-owned subsidiary. The Company’s controlling interest was reduced this year due to sale of stock through private placement and the issuance of stock for services rendered and to be rendered, Additionally Mabwe issued shares for an equity swap with WGB Kinsey and Co and the 3,000,000 shares for the Baron/Gimbel equity restructuring. The noncontrolling interest thus changed to a balance of ($612,439). The net loss attributable to noncontrolling interest for the year ended December 31, 2013 was $890,767.

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

Property and Equipment

Property and equipment are recorded at cost less accumulated depreciation.   Depreciation is computed using the straight-line method over the assets estimated useful lives as follows:  computer equipment, furniture and fixtures and testing equipment are depreciated over three years and office equipment is depreciated over five years.  Scientific and measurement equipment is recorded with a useful life of seven years. Repairs and maintenance of a routine nature are charged as incurred.  Significant renewals and betterments are capitalized.  At the time of retirement or other disposition of property and equipment, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in the consolidated statements of operations.

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

Convertible Debenture and Beneficial Conversion Feature

If the conversion feature of conventional convertible debt provides for a rate of conversion that is below market value, this feature is characterized as a beneficial conversion feature (“BCF”).  A BCF is recorded by the Company as a debt discount.  In those circumstances, the convertible debt will be recorded net of the discount related to the BCF.  The Company amortizes the discount to interest expense over the life of the debt using the straight-line method, which approximates the effective interest method.

RAPTOR RESOURCES HOLDINGS INC.

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013 AND 2012

NOTE 2 -              SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Derivative Financial Instruments

In accounting for non-conventional convertible debt, the Company bifurcates its embedded derivative instruments.  The Company’s derivative financial instruments consist of embedded derivatives related to non-conventional debentures entered into with certain investors.  These embedded instruments related to the debenture include the conversion feature, liquidated damages related to registration rights and default provisions.  The accounting treatment of derivative financial instruments requires that the Company record the derivatives and related warrants at their fair value as of the inception date of the agreement and at fair value as of each subsequent balance sheet date.  Any change in fair value will be recorded as non-operating, non-cash income or expense at each reporting period.  If the fair value of the derivatives is higher at the subsequent balance sheet date, the Company will record a non-operating, non-cash charge.  If the fair value of the derivative is lower at the subsequent balance sheet date, the Company will record non-operating, non-cash income.

Cash

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

Revenue Recognition

Prior to the change in business, the Company recorded revenues when the following criteria were met: (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred; (iii) the price to the customer is fixed or determinable; and (iv) collection of the sales price is reasonably assured.  Delivery occurs when goods are shipped and title and risk of loss have passed to the customer.  Revenue is deferred in all instances where the earnings process is incomplete.  The Company recognized revenue from distribution sales when all contingencies were satisfied and upon persuasive evidence of a sale to end users until such time that historical sell through ratios had been developed.  Payments received before all of the relevant criteria for revenue recognition were satisfied were recorded as deferred revenue in the accompanying consolidated balance sheets.  Revenues and costs of revenues from consulting contracts were recognized during the period in which the service was performed.  All revenues were reported net of any sales discounts or taxes.

Since the Company entered the Exploration Stage, no revenues have been recorded.

RAPTOR RESOURCES HOLDINGS INC.

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013 AND 2012

NOTE 2 -              SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Unearned Revenue

As an Exploration Stage company, MAB-Z has yet to realize its first shipment of barite. This shipment to an agreed upon FOB point is the primary hurdle in our recognizing revenue by completing the earning process on the purchase order that was submitted by Steinbock in the third quarter of this year. A second purchase order was issued by Steinbock in December of this year for 10,000 tons of barite but has not been billed by the company. Mainly, this delay is due to MAB-Z’s desire to refine the current mineral extraction to a sufficiently high grade of Barite in order to obtain a more beneficial price at market. Further delaying the process and adding cost to the process is the search and testing of equipment necessary for further refinement. Under the terms of the initial purchase order the Steinbock is to pay half of the face value upon delivery of the invoice. As of December 31, 2013, the half of the initial purchase order was paid in the amount of $105,000, with the second half due upon a vessel being loaded in Beira. This amount will be recorded as revenue once the 2,000 tons of minerals are delivered to the buyer. The second purchase order requires MAB-Z to successfully produce the ordered quantity of 10,000 tons after the jigging operations have been completed to receive the first half of the payment, and the second half to be paid upon a vessel being loaded in Beira.

Inventory

Inventories, including stockpiles and mineralized material are carried at the lower of cost or net realizable value. Cost is comprised of production costs for mineralized material produced and processed. Production costs include the costs of materials, costs of processing, refinement, extraction, direct labor, mine site and processing facility overhead costs and site development cost, depreciation, depletion and amortization.

In-process Inventories - In-process inventories represent mineralized materials that are currently in the process of being converted to a certifiable lot of saleable product through the extraction and/or refinement process. The value of in-process material is measured based on assays of the material fed into the process and the projected recoveries of material.  In-process inventories are valued at the average cost of the material extracted along with all other necessary cost to feed into the process attributable to the source material coming from the mines and/or stockpiles plus the in-process conversion costs, including applicable depreciation relating to the process facilities incurred to that point in the process.

Finished Goods Inventories - Finished goods inventories include minerals that are certified in quantifiable lots that require no further processing or capital expenditure other than loading and transport related activities from to transfer title or complete the earnings cycle. These minerals are valued per lot at the average cost of their production.

Stockpile reserves

Stockpiles represent mineralized material that has been extracted from the mine and is available for further processing. Stockpiles are measured by estimating the number of tons added and removed from the stockpile. Stockpile tonnages are verified by periodic surveys. Costs are allocated to stockpiles based on relative values of material stockpiled and processed using current mining costs incurred up to the point of stockpiling the material, including applicable overhead, depreciation, and depletion relating to mining operations, and removed at each stockpile’s average cost per ton. As of December 31, 2013, MAB-Z had approximately 4,000 tons in stockpile. We believe that based on several factors that the associated extraction costs would best be reflected in the financial statements as representing no certain future net realizable value.

RAPTOR RESOURCES HOLDINGS INC.

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013 AND 2012

NOTE 2 -              SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Stockpile reserves (continued)

MAB-Z is extracting API grade barite from the Dodge Mine site and as requested and desired by our master distributor we are actively in the process of trying to obtain necessary equipment whereby we may further refine the mineral to be able to attain and sell chemical grade barite. The additional process crushes and sifts the extracted barite and allows for the removal of silica. The added step involves the process of jigging which separates particles in the raw barite based on specific gravity. This additional step in the process involves a large outlay of capital to acquire additional machinery to further refine our extraction and sift out unwanted minerals.

Extraction Cost

Extraction costs consist of the direct expenses of mineral removal from the established site. These costs include drilling, blasting, the loading, hauling and management of stockpiles and waste by-product, mineral refinement and excavation. These direct costs are directly associated with the production of saleable material and the increase of stockpile reserves.

Site Development Cost

Site development costs consist of labor, surveying, mapping, engineering, other site development and licensing as well as any development costs necessary to prepare site Dodge Mine Blocks 1-6 for mining operations.

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

RAPTOR RESOURCES HOLDINGS INC.

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013 AND 2012

NOTE 2 -              SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

The Company files income tax returns in the U.S. federal tax jurisdiction and various state tax jurisdictions. Tax returns remain open for three years from the date the tax returns are filed. The Company is currently not under examination by any other tax jurisdictions for any tax year.

Compensated Absences

The Company does not currently have a policy concerning due to the fact that full time employee exist under a time based compensation agreement.

Impairment or Disposal of Long-Lived Assets

The Company reviews its long-lived assets and certain related intangibles for impairment periodically, and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable.  When necessary, impaired assets are written down to estimated fair value based on the best information available.  Estimated fair value is generally based on either appraised value or measured by discounting estimated future cash flows.  Considerable management judgment is necessary to estimate discounted future cash flows.  Accordingly, actual results could vary significantly from such estimates.  There were no assets that were considered to be impaired as of December 31, 2013 and 2012.

Advertising Costs

The Company expenses the costs associated with advertising as incurred. The Company expenses the advertising costs in professional, consulting and marketing fees in the consolidated statements of operations. There were no such costs for the years ended December 31, 2013 and 2012.

Segment Information

The Company follows the provisions of ASC 280-10, "Disclosures about Segments of an Enterprise and Related Information”. This standard requires that companies disclose operating segments based on the manner in which management disaggregates the Company in making internal operating decisions. The Company operates in one reporting segments, mining activities.

Fair Value of Financial Instruments

Unless otherwise indicated, the fair value of all reported assets and liabilities which represent financial instruments (none of which are held for trading purposes) approximate the carrying values of such instruments.

RAPTOR RESOURCES HOLDINGS INC.

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013 AND 2012

NOTE 2 -              SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Stock-Based Compensation

The Company accounts for stock-based compensation at fair value using the Black-Scholes Option pricing model. All stock-based compensation cost is measured at the grant date using the Black-Sholes Option Pricing Model, based on the fair value of the award.  The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s consolidated statements of operations.

Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period.  Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  The forfeiture rate that the Company presently uses is 10%.

There was no stock based compensation recognized for the years ended December 31, 2013 and 2012, respectively. The only common stock equivalents issued by the Company in 2013 were warrants issued with common stock in an equity financing. The warrants have equity classification.

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

The following is a reconciliation of the computation for basic and diluted EPS:

			Cumulative
			Totals since
	December 31,	December 31,	14-Jan-98
	2013	2012	(Inception)

Net loss attributed to common shares	$(2,505,394)	$(1,366,913)	$15,256,808

Weighted-average common shares Outstanding (Basic)	384,206,456	367,127,617	107,361,236
Weighted-average common stock
Equivalents
Convertible Notes	6,990,000	10,190,000	10,190,000
Preferred Stock (Series B) (Convertible into Common)	63,100,000	54,600,000	-
Warrants	30,457,900	30,457,900	28,886,066

Weighted-average commons shares Outstanding (Diluted)	484,754,356	462,375,517	146,437,302

The fair value of the equity instrument is charged directly to compensation expense and additional paid-in capital. For common stock issuances to non-employees that are fully vested and are for future periods, the Company classifies these issuances as prepaid expenses and expenses the prepaid expenses over the service period.

RAPTOR RESOURCES HOLDINGS INC.

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013 AND 2012

NOTE 2 -              SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Equity Method Investments

Equity method investments are accounted for under ASC 323. In accordance with the ASC, these investments will be maintained at fair value, and increased or decreased based upon the net income or loss of the investee as well as any contributions made and dividends paid.

Goodwill

Effective July 18, 2012, MBMI acquired a 49% interest of Mabwe Minerals Zimbabwe (PVT) LTD (MAB-Z) for 25,000 shares of Series B Convertible Preferred Stock of Raptor Resources Holdings Inc. The value of this transaction was $25,000 resulted in the Company recording Goodwill as part of the purchase transaction. MAB-Z is the operating arm of MBMI and at the time of the purchase its net assets consisted chiefly of mining rights associated with the main line of business of the company. Management periodically assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. At December 31, 2013, management has determined that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount and thus no need to adjust for impairment.

Subsequent Events

In accordance with ASC 855 “Subsequent Events”, the Company is required to disclose the date through which subsequent events have been evaluated and whether that date is the date the financial statements were issued or the date the financial statements were available to be issued.

Recent Accounting Pronouncements

In July 2012, the FASB issued ASU 2012-02, “Intangibles Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment”, on testing for indefinite-lived intangible assets for impairment. The new guidance provides an entity to simplify the testing for a drop in value of intangible assets such as trademarks, patents, and distribution rights. The amended standard reduces the cost of accounting for indefinite-lived intangible assets, especially in cases where the likelihood of impairment is low. The changes permit businesses and other organizations to first use subjective criteria to determine if an intangible asset has lost value. The amendments to U.S. GAAP will be effective for fiscal years starting after September 15, 2012. The Company’s adoption of this accounting guidance does not have a material impact on the consolidated financial statements and related disclosures.

In July 2013, the FASB issued ASU 2013-11, "Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists." ASU 2013-11 provides guidance on the presentation of unrecognized tax benefits related to any disallowed portion of net operating loss carryforwards, similar tax losses, or tax credit carryforwards, if they exist. ASU 2013-11 is effective for fiscal years beginning after December 15, 2013. The adoption of ASU 2013-11 is not expected to have a material impact on the Company’s consolidated financial statements.

There were other updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

RAPTOR RESOURCES HOLDINGS INC.

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013 AND 2012

NOTE 3 -              FIXED ASSETS AND MINING RIGHTS

Fixed Assets:

Fixed assets as of December 31, 2013 and 2012 were as follows:

	Estimated
	Useful Lives	December 31,	December 31,
	(Years)	2013	2012
Computer Equipment	3-5	$2,476	$2,476
Machinery	5	12,376	6,800
		14,852	9,276
Less: accumulated depreciation		(5,262)	(3,093)
Fixed assets, net		$9,590	$6,183

There was $2,169 and $2,846 charged to operations for depreciation expense for the years ended December 31, 2013 and 2012, respectively.

Mining Rights:

On September 19, 2011, TAG-Z, entered into a Sale of Shares Agreement, whereby, TAG-Z was to pay $433,000 in installments through November 30, 2012 for 100% of the Dodge Mine blocks 1-6, located in Zimbabwe. The property consists of three hydrothermal mountains representing 123 hectares containing multiple deposits of superior grade barite, limestone and talc based on the drilling reports that management received from the previous owner of the Dodge mine blocks. Along with the purchase of the Dodge Mine blocks 1-6 from Chiroswa Syndicate, TAG-Z received 50% of the issued and outstanding shares of common stock of Chiroswa Minerals (PVT) Limited (“Chiroswa”), an inactive company originally formed to conduct mining operations on the Dodge Mine. Since Chiroswa is an inactive company, TAG-Z has canceled the Chiroswa shares it received under the Sale of Share Agreement and intends to conduct mining operations on the Dodge blocks itself.

On June 1, 2012 the Company entered into a contract renegotiation with the owner of Dodge Mines Blocks 1-6, Chiroswa Syndicate, related to the previous agreement for the $433,000 in installment payments of the Dodge Mine blocks 1-6, located in Zimbabwe. Under amended terms of the contract Chiroswa accepted 45,000 shares of the Company's Preferred Convertible Series B stock (each share is convertible into 50 shares of Common Stock of Raptor Resources Holdings Inc. (RRHI) and 25 shares Common Stock of majority owned Mabwe Minerals Inc. (MBMI)). The deal was secured with $27,000 due upon the retitling of the Dodge Mine blocks 1-6 into the Name of Mabwe Minerals Zimbabwe (PVT) Limited (MAB-Z). The additional $33,000 will be paid in installments commencing October 1, 2012. This transaction resulted in the forgiveness of $132,917 of the debt owed. With the acquisition of MAB-Z the chief revenue producing asset of mining rights of the Dodge Mine Blocks 1-6 and the associated note payable were transferred from fully consolidated subsidiary of Raptor Resources Holdings Inc. TAG-Z to MAB-Z a fully consolidated variable interest entity of Mabwe Minerals Inc., a majority owned subsidiary of Raptor Resources Holdings Inc., The value transferred to MAB-Z for the Mining rights of Dodge Mine blocks 1-6 has a book value of $433,000 offset by a note payable $57,000 at the time of transfer. This value of $376,000 in related party loans is further offset by net payment of expenses incurred by and paid on behalf of consolidating parent Raptor Resources Holdings Inc. Though the balance in the related party payable is nearly identical to that of the Dodge Mine Blocks Net asset there have been several invoices flow through the account in either direction they nearly zero out. The value of the Note Payable for the Dodge Mines at December 31, 2013 was $0. Also in this related party activity is the charge for the 25,000 shares of stock that were issued by Raptor Resources Holdings Inc. to acquire MAB-Z. This transaction has also resulted in recording of Goodwill on the books of MAB-Z, as the value of the 25,000 shares of Series B Preferred Convertible Stock of RRHI has a value of $25,000.

RAPTOR RESOURCES HOLDINGS INC.

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013 AND 2012

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

On December 28, 2012, one of the note holders signed their notice of conversion to convert $60,000 in principal and accrued interest in the amount of $28,110 for 1,500,000 shares of common stock in the amount of $75,000 ($0.05 conversion price). The transaction resulted in a gain of $13,110 on conversion. The transaction was reflected in the financial statements for 2012 as the conversion notice was dated December 28, 2012. The share certificate was not issued until January 31, 2013.

Interest expense on the Original Noteholders Convertible Notes for the years ended December 31, 2013 and 2012 was $34,950 and $40,950, respectively and $226,309 is accrued at December 31, 2013. A total of $404,413 of accrued interest was converted into common stock at the time of the note conversions in 2010 and 2011.

RAPTOR RESOURCES HOLDINGS INC.

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013 AND 2012

NOTE 4 -              CONVERTIBLE NOTES (CONTINUED)

Original Noteholders (continued)

As a result of the Company’s failure to timely pay the interest in May 2009, the convertible notes are in technical default. Therefore, the Company has reclassified the debt to current liabilities. The summary of the Convertible Notes is as follows at December 31, 2013:

$349,500 Convertible Notes at 10% interest per annum due on demand	$349,500

NOTE 5 -              CONVERTIBLE NOTES – RELATED PARTIES

In May 2011, the Company converted two 5% interest bearing notes with the former Directors of the Company, and then officers of the dental technology subsidiary in the amount of $149,017 into new Convertible Notes totaling $150,000. The $983 variance was recorded by the Company as an expense.

The Convertible Notes were to be repaid at the rate of 5% of any funding, whether debt or equity, received by the Company or its subsidiaries, or 5% of net revenues of the Company. The noteholders had the right to convert any amounts outstanding and due to them at $0.075 per share at their sole discretion.

As of December 31, 2013, under the terms of the December 17, 2012 agreement the $150,000 balance of this note was forgiven. The forgiveness was recorded as an adjustment to additional paid in capital as the amount was due to a related party.

 NOTE 6 -             LOAN PAYABLE – RELATED PARTY

Effective July 26, 2012 MAB-Z entered into a one year financing short term loan agreement with OVERSEAS TRADE AND FINANCING LIMITED (“OTF”) for an amount of $40,000 with accrued interest at an original rate of 12%. The balance with interest and fees of $48,026 ($8,026 of accrued interest which is included in accounts payable and accrued expenses) is due at December 31, 2013. Under the original terms of the contract the loan was to have been fully repaid within 360 days of the effective date. Failure to pay as prescribed or duly extend loan period will result in the accrual of late charges at a rate of 6% per annum. Extension and drawdown fees are 1% and 2% respectively. OTF is owned and controlled by a current director of MAB-Z and was recently registered with the Reserve Bank of Zimbabwe, External Loans Co-coordinating Committee. In accordance with the newly registered loan, the interest rate will now be 8% per annum, and no default rate is in place. The lender and the Company are currently negotiating terms of a new maturity date. The lender has not informed the Company that they are in default of the loan.

The Company had entered into employment agreements with its two senior officers through December 31, 2009. The agreements obligated the Company to pay these officers $200,000 per year through December 31, 2009. Total commitment for the Company was $960,000. The amount was due December 31, 2012; however, there is no prepayment penalty. Concurrent with the Merger, the former Directors who were owed the $960,000 plus $62,466 in accrued interest that remained outstanding agreed to convert these amounts into 14,400,000 warrants.

The warrants had a term of five-years, with an exercise price of $0.075. The Company performed a Black-Scholes calculation to determine the value of the warrants, and they were determined to have a value of $100,800. The gain on the conversion of the related party debt to warrants of $921,666 is reflected in additional paid-in capital. Under the terms of the December 17, 2012 restructuring agreement the two senior officers have executed option agreements which assign these warrants to TAG and the Company and allow either of them to exercise these warrants at a price of $.04 per share.

RAPTOR RESOURCES HOLDINGS INC.

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013 AND 2012

NOTE 6 -             LOAN PAYABLE – RELATED PARTY (CONTINUED)

With the acquisition of MAB-Z the chief revenue producing asset of mining rights of the Dodge Mine Blocks 1-6 and the associated note payable were transferred from fully consolidated subsidiary of the Company, TAG-Z to MAB-Z a fully consolidated variable interest entity of Mabwe Minerals Inc., majority owned subsidiary of the Company. The value transferred to MAB-Z for the Mining rights of Dodge Mine blocks 1-6 has a book value of $433,000 offset by a note payable $57,000 at the time of transfer. This value of $376,000 in related party loans is further offset by net payment of expenses incurred by and paid on behalf of the Company. Though the balance in the related party payable is nearly identical to that of the Dodge Mine Blocks Net asset there have been several invoices flow through the account in either direction they nearly zero out. The value of the Note Payable for the Dodge Mines at December 31, 2013 was $0.

Also in this related party activity is the charge for the 25,000 shares of stock that were issued by the Company to acquire MAB-Z. This transaction has also resulted in recording of Goodwill on the books of MAB-Z, as the value of the 25,000 shares of Series B Preferred Convertible Stock of the Company has a value of $25,000. The Company is the ultimate beneficiary of that payment. Further consideration was exchanged but no other asset was created. Management performed an evaluation of the goodwill at December 31, 2013, and determined that no impairment adjustment was necessary at this time.

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

With the acquisition of MAB-Z the chief revenue producing asset of mining rights of the Dodge Mine Blocks 1-6 and the associated note payable were transferred from fully consolidated subsidiary of the Company, TAG-Z to MAB-Z a fully consolidated variable interest entity of Mabwe Minerals Inc., majority owned subsidiary of the Company. The value transferred to MAB-Z for the mining rights of Dodge Mine blocks 1-6 has a book value of $433,000 offset by a note payable $57,000 at the time of transfer. This value of $376,000 in related party loans is further offset by net payment of expenses incurred by and paid on behalf of consolidating parent the Company. Though the balance in the related party payable is nearly identical to that of the Dodge Mine Blocks Net asset there have been several invoices flow through the account in either direction they nearly zero out. The value of the Note Payable for the Dodge Mines at December 31, 2013 was $0.

Also in this related party activity is the charge for the 25,000 shares of stock that were issued by the Company to acquire MAB-Z. This transaction has also resulted in recording of Goodwill on the books of MAB-Z, as the value of the 25,000 shares of Series B Preferred Convertible Stock of the Company has a value of $25,000.

RAPTOR RESOURCES HOLDINGS INC.

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013 AND 2012

NOTE 8 -              SECURITIZED LOAN

Effective May 16, 2013 MAB-Z entered into a one year securitized financing short term agreement with CBZ Bank Limited in the amount of $420,000. As security under this agreement Kinsey pledged two Bell HD2045 Hydraulic Excavators appraised at a combined value of $739,000. The loan originally was to be paid in monthly installments commencing in December 2013 in the amount of $35,000 plus interest expiring on June 30, 2014 upon which time all monies were due and payable in full. The interest rate on the loan is 15% per year. Upon funding of this loan a 3% establishment fee was charged and deducted from the proceeds. The Company may in the future obtain funding through securitizations and other attempts to raise capital until cash flow operations are self-sustaining in the support of continuing operations.

This agreement was subsequently modified in January 2014 to adjust the payment schedule whereby payments of $35,000 per month plus full to date interest is due and payable commencing February 2014 and will continue each month there after including interest with the last payment due January 31, 2015. At December 31, 2013 this loan had a balance of $455,425 (accrued interest of $35,425).

As of December 31, 2013, the current portion of this loan is $385,000 and the long-term portion is $35,000. The accrued interest is included in accounts payable and accrued expenses.

NOTE 9 -              INVESTMENT – EQUITY METHOD

On October 29, 2012, Mabwe, MAB-C, and WGB Kinsey & Company (“Kinsey”) entered into an Equity Exchange Agreement (“Equity Exchange Agreement”). In accordance with the Equity Exchange Agreement, Mabwe issued 5,000,000 shares of their common stock to Kinsey in exchange for a 25% ownership for MAB-C in Kinsey. Originally, under the contract should the value of the 5,000,000 shares of common stock fail to be valued at $5,000,000 on December 31, 2013, Mabwe would have issued additional shares of common stock to achieve that value for Kinsey. The Equity Exchange Agreement was later revised on December 5, 2013 to exclude this provision of the issuance of the additional shares. The common shares issued have been initially valued at $500,000, as the price of MBMI common stock was trading at $0.10 per share.

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

The investment has been accounted for as an equity investment under ASC 323. In accordance with the ASC, the investment will be maintained at fair value, and increased or decreased based upon the net income or loss of Kinsey as well as any contributions made and dividends paid. The Company’s investment decreased $542,908 to $12,367 as a result of the incremental loss of Kinsey for the year ended December 31, 2013 at 25% ownership by MAB-C.

RAPTOR RESOURCES HOLDINGS INC.

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013 AND 2012

 NOTE 10 -              INVESTMENT – COST METHOD

In July 2011, TAG-Z, acquired 100% of the capital stock of Ontage Resources (Private) Limited (“Ontage”). Ontage had held a 10% stake in an existing operating gold mining producer, Slashwood Mining (Private) Limited (“Slashwood Mining”). Slashwood Mining is a registered percentage owner of 8 custom gold milling centers across various locations in Zimbabwe, along with ownership of 30 mining claims encompassing approximately 2,000 acres. All of the gold milling centers and mining claims are completely outfitted with mining equipment; to include gold-ore crushers, excavators, generators and dump trucks. Slashwood Mining has 200 employees and is forging a path of expansion into mining projects. On December 31, 2012 the Company has permanently impaired the investment in Slashwood Mining, originally valued at $150,000 to $0. The July 2011 TAG-Z, acquisition of 100% of the capital stock of Ontage has been deemed to be worthless as of December 31, 2012. Ontage was a wholly owned subsidiary of TAG-Z, a consolidated variable interest entity of the Company and its only activity had been the acquisition of a 10% stake in Slashwood Mining. TAG-Z no longer hold any of the capital stock of Ontage.

NOTE 11 - ACQUISITION

Effective July 18, 2012, Mabwe Minerals Inc. acquired a 49% interest of Mabwe Minerals Zimbabwe (PVT) LTD (MAB-Z) for 25,000 shares of Preferred Convertible Series B Stock of the Company. The value of this transaction was $25,000.

MAB – Z was essentially a newly formed entity. The $25,000 was recorded as Goodwill.

Net Assets Purchased
Goodwill	25,000
Purchase price	25,000

NOTE 12 -            COMMITMENTS

CURRENT LITIGATION

From time to time, we may be involved in various claims, lawsuits, and disputes with third parties, actions involving allegations of discrimination or breach of contract actions incidental to the operation of our business. However, we are not currently involved in any litigation which we believe could have a materially adverse effect on our financial condition or results of operations.

Mabwe Minerals v. Base Minerals (case HC1549/14) – We filed suit against three defendants and have just received a judgment on request of order of spoliation due to defendants blocking mine access to Dodge Mine Blocks 1-6. The defendants have been ordered by the Court to not block the mine from access by our mine workers.

Mabwe Minerals v. Base Minerals & The Mining Commissioner (case HC1414/14) – On February 13, 2014 a tribute agreement was filed by Base Mineral Zimbabwe against Chiroswa Syndicate. This agreement expired in 2011 and Chiroswa had since sold the underlying Mine Blocks 1-6 at Dodge Mines to MAB-Z. We believe that MAB-Z is the rightful owner of these mine blocks on the basis that they were purchased under a lawful sale and for which we hold the actual certificates of ownership. We believe that this is a nuisance claim and are seeking to nullify the filing of this agreement. We further believe that no impairment is necessary as of December 31, 2013.

The State v. Tapiwa Gurupira – This is a criminal complaint accusing the defendant of perjury in connection with the cases described above. We believe that this case is baseless.

RAPTOR RESOURCES HOLDINGS INC.

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013 AND 2012

NOTE 12 -            COMMITMENTS (CONTINUED)

CURRENT LITIGATION (CONTINUED)

Peter Valentine v. Mabwe Minerals (case HC 4112/13) - Mr. Valentine has filed a claim relative to rights under a tribute agreement (case HC1414/14) seeking damages and a share of rights under an irregular sale of the Dodge mining rights. The tribute agreement expired in 2011 and we believe that MAB-Z is the lawful, free and clear owner of Dodge Mine Blocks 1-6. We are currently in pretrial and are vigorously asserting our defense as the rightful owner of these mine blocks which we believe were purchased under a lawful sale and for which we hold the actual certificates of ownership. We believe that this is a nuisance claims and are seeking to nullify it. We further believe that no impairment is necessary as of December 31, 2013.

LAND LEASE AGREEMENT

On May 13, 2013, MAB-Z entered into a 20 year agreement with Ettie Magadzire, owner of Palm Grove Farm whereby rights of unrestricted access to claims of MAB-Z were granted (“Land Lease Agreement”). Magadzire possessing surface rights to the property on which the claims were located under this agreement conveyed the right of use for MAB-Z to explore, test, sample, verify, assess the full nature and extent of the deposit, and to develop the mineral resources of aforesaid claims. In consideration for those rights MAB-Z agreed to pay to Magadzire $70,000 payable quarterly in arrears after the first annual installment is paid in the following manner: (a) $17,500 payable in $5,000 cash (paid), $5,000 for a vehicle (paid by officer of MAB-Z and included in related party payable) and $7,500 in fuel (paid); (b) $17,500 payable six months after commencement of mining operations at the Claims; (c) $17,500 payable nine months after commencement of mining operations; and (d) $17,500 payable one-year after commencement of mining operations. Then payments by MAB-Z will be made in quarterly installments of $17,500 (or $70,000 per year). The agreement has a total value of $1,400,000.

LETTER OF CREDIT

On February 8, 2013, MAB-Z was issued as beneficiary an irrevocable documentary letter of credit from Baker Hughes Oilfield Operations, Inc. in the documentary credit amount of $3,000,000 per lot of crude barite (or a total of $9,000,000) to pay for shipments from Beira, Mozambique to any U.S. Gulf port of three lots of barite meeting the specifications set forth in the letter of credit. The first shipment was to be made between June 1, 2013 and August 31, 2013, the second shipment was to be made between September 1, 2013 and November 30, 2013 and the third shipment must be made between December 1, 2013 and March 1, 2014. MAB-Z is discussing with Baker Hughes Oilfield Operations revised shipment dates in light of the delays MAB-Z experienced in obtaining the Environmental Impact Assessment Certificate dated July 4, 2013 from the Environmental Management Agency of Zimbabwe to allow it to commence mining operations for barite.

NOTE 13 -              STOCKHOLDERS’ EQUITY (DEFICIT)

Series A Preferred Stock

The Company on January 23, 2007 removed 1,000,000 shares of preferred stock from its charter, and amended its articles of incorporation to create a class of preferred stock, and authorized the issuance of 10,000,000 shares of preferred stock at $.001 par value. On January 24, 2012, the Company amended its articles of incorporation to authorize the issuance of 3,000,000 shares of Series A preferred stock, par value $.001. Each share of Series A preferred stock has 300 votes and votes with the holders of common stock on all matters which require a vote of the shareholders.

During the year ended December 31, 2013 no shares of Series A preferred stock had been issued.

During the year ended December 31, 2012, 1,000,000 shares of Series A preferred stock had been issued for services rendered at par value of $1,000. The total issued and outstanding Series A Preferred Stock at December 31, 2013 is the 1,000,000 shares.

RAPTOR RESOURCES HOLDINGS INC.

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013 AND 2012

NOTE 13 -              STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED)

Preferred Convertible Series B Stock

As of December 31, 2013, the Company has authorized 2,500,000 shares of Preferred Convertible Series B Stock. Each share of Preferred Convertible Series B Stock is convertible into 50 shares of the Company’s common stock and 25 shares of the Company’s majority owned subsidiary, Mabwe Minerals Inc.

During the year ended December 31, 2013, the Company issued the following Preferred Convertible Series B Stock at the value of $1.00 per share:

75,000 shares were issued to Lion Capital Group LLC for the milestone achievement of obtaining the EIA license which provided for the commencement of mining operations at Dodge Mines at a cost of $75,000.

20,000 shares were issued to Jon D’avanzo for services rendered at a cost of $20,000.

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

915,000 shares of stock for services rendered or to be rendered to the Company valued at $915,000.Of this amount $840,000 was deferred compensation for the period July 1, 2012 through June 30, 2013.

As of December 31, 2013, the Company has 1,262,000 Preferred Convertible Series B Stock issued and outstanding.

Common Stock

As of December 31, 2013, the Company has 990,000,000 shares of common stock authorized with a par value of $.001. On December 9, 2004, the Company increased the authorized shares from 250,000,000 to 990,000,000.

During the year ended December 31, 2013, no new common stock was issued other than from shares held in treasury (see below “Treasury Stock”).

During the year ended December 31, 2012, the Company issued the following:

3,400,856 shares of common stock for cash of $95,500 at prices ranging between $0.022 and $0.03 for an average of $.028 per share. In addition to these shares, the Company issued 1,571,834 warrants to these investors.

The Company determined the value attributable to the warrants under an implied fair value calculation to be $25,560, and the value of the common shares to be $69,940. Additionally, 1,100,000 shares of common stock for services rendered were valued at $23,122.

RAPTOR RESOURCES HOLDINGS INC.

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013 AND 2012

NOTE 13 -              STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED)

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

RAPTOR RESOURCES HOLDINGS INC.

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013 AND 2012

NOTE 13 -              STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED)

Common Stock (continued)

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

As of December 31, 2013, the Company has 384,206,456 shares issued and 340,847,533 outstanding.

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

RAPTOR RESOURCES HOLDINGS INC.

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013 AND 2012

NOTE 13 -              STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED)

Treasury Stock (continued)

During the year ended December 31, 2013 the Company issued 11,000,000 shares of common stock that it held in treasury to J. Louis Schlegel (5,000,000) and Dean Harrison (6,000,000) as compensation to act as facilitator of business opportunities for the Company in the USA and Zimbabwe, Africa respectively. These transactions were recorded at a value of $220,000 ($0.02 per share). Treasury stock was reduced at cost of $60,500, with the remaining $159,500 being applied to additional paid in capital.

The Company has 43,358,923 shares of common stock held in treasury as of December 31, 2013, and accounts for treasury stock using the cost method.

Stockholders Equity – Issued by consolidated majority owned subsidiary MBMI

MBMI authorized capital consists of 500,000,000 shares of common stock, par value $0.001 per share and 5,000,000 shares of preferred stock, no par value per share.

Preferred Stock – MBMI

MBMI has no issued and outstanding preferred stock as of December 31, 2013.

Common Stock – MBMI

During the year ended December 31, 2013, MBMI issued 6,677,642 shares of stock through private placement for cash in the amount of $880,500. MBMI also issued 1,590,000 shares of its common stock for accounting, promotional and public relation services rendered and to be rendered at a value of $187,487. The controlling interest of Raptor Resources Holdings Inc. was diluted to 64.22% based on new issuances of common stock that year.

During the year ended December 31, 2012, MBMI issued: 5,000,000 shares of common stock through private placement for cash in the amount of $250,000; 5,000,000 shares of common stock valued at $500,000 to purchase for MAB-C, a 25% ownership in Kinsey per the Equity Exchange Agreement; 6,590,000 shares of common stock valued at $152,375 for services rendered; and 3,000,000 shares of common stock to two former officers of Raptor Resources Holdings Inc. to offset the related party debt outstanding with Raptor Resources Holdings Inc. The controlling interest percentage of Raptor Resources Holdings Inc, was 68.25%.

During the year ended December 31, 2012, Mabwe Minerals issued: 5,000,000 shares of common stock valued at $500,000 to purchase for MAB-C (variable interest entity of Mabwe Minerals), a 25% ownership in Kinsey per the Equity Exchange Agreement.

5,000,000 shares of common stock were issued for cash of $250,000;

6,590,000 shares of common stock valued at $152,375 were issued for services rendered and to be rendered; and

3,000,000 shares of common stock to two former officers of Raptor Resources Holdings Inc. to offset the related party debt outstanding with Raptor Resources Holdings Inc.

As of December 31, 2013, Mabwe Minerals Inc. has issued and outstanding of 140,248,392.

RAPTOR RESOURCES HOLDINGS INC.

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013 AND 2012

NOTE 13 -              STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED)

Warrants – MBMI

During the year ended December 31, 2013, Mabwe Minerals issued 3,105,000 warrants were issued in association with the placements, exercisable for 1 year at a price of $.15 per share. These warrants were subsequently extended by one additional year.

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

RAPTOR RESOURCES HOLDINGS INC.

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013 AND 2012

NOTE 13 -              STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED)

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

NOTE 14 -              PROVISION FOR INCOME TAXES

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

	2013	2012
Deferred tax assets:
Non-benefited tax losses and credits	5,086,250	4,014,943
Total deferred tax assets	5,086,250	4,014,943
Deferred tax liabilities	-	-
Net book value of assets	-	-
Total deferred tax liabilities	-	-
Total net deferred tax assets	5,086,250	4,014,943
Valuation allowance	(5,086,250)	(4,014,943)
Net deferred tax assets	$-	$-

At December 31, 2013, the Company had a net operating loss carryforward in the amount of $14,959,565 available to offset future taxable income through 2033. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

At December 31, 2013, the amount of gross unrecognized tax benefits before valuation allowances and the amount that would favorably affect the effective income tax rate in future periods after valuation allowances were zero.

RAPTOR RESOURCES HOLDINGS INC.

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013 AND 2012

NOTE 14 -              PROVISION FOR INCOME TAXES (CONTINUED)

The Company files income tax returns in U.S. federal and various state jurisdictions. The Company is not currently subject to any income tax examinations by any tax authority.  Should a tax examination be opened, management does not anticipate any tax adjustments, if accepted, that would result in a material change to its financial position.

A reconciliation of the Company’s effective tax rate as a percentage of income before taxes and federal statutory rate for the periods ended December 31, 2013 and 2012 is summarized as follows:

	2013	2012
Federal statutory rate	(34.0)%	(34.0)%
Valuation allowance	34.0%	34.0%
	0%	0%

NOTE 15 -              FAIR VALUE MEASUREMENTS

The Company adopted certain provisions of ASC Topic 820. ASC 820 defines fair value, provides a consistent framework for measuring fair value under generally accepted accounting principles and expands fair value financial statement disclosure requirements. ASC 820’s valuation techniques are based on observable and unobservable inputs. Observable inputs reflect readily obtainable data from independent sources, while unobservable inputs reflect our market assumptions. The Company determines the fair value of its liabilities, on a recurring basis using significant observable inputs. The fair value measurement of these liabilities is consistent with ASC 820, "Fair Value Measurements" ASC 820 did not have an impact on the consolidated financial position or results of operations; however, the required disclosure for the years ended December 31, 2013 and 2012 is as follows:

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

RAPTOR RESOURCES HOLDINGS INC.

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013 AND 2012

NOTE 15 -              FAIR VALUE MEASUREMENTS (CONTINUED)

The following table represents the fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2013 and 2012:

	Total	Level 1	Level 2	Level 3
2013
ASSETS:
Investment-Equity Method	12,367	-	12,367	-

TOTAL:	12,367	-	12,367	-

LIABILITIES:
Securitized Loans	420,000	-	-	420,000
Loan Payable -Related Party	40,000	-	-	40,000
Convertible notes	349,500	-	-	349,500

Total	809,500	-	-	809,500

2012
ASSETS:
Investment-Equity Method	555,275	-	555,275	-

Total	555,275	-	555,275	-

LIABILITIES:
Loan Payable Related Party	40,000	-	-	40,000
Convertible notes	349,500	-	-	349,500

Total	389,500	-	-	389,500

RAPTOR RESOURCES HOLDINGS INC.

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013 AND 2012

NOTE 16 -              SUBSEQUENT EVENTS

On January 6, 2014, MAB-Z completed the process to acquire the mineral and metal rights to 110 hectares (272 acres) contiguous with Dodge Mines.

On February 5, 2014, MBMI extended the expiration date of the 3,105,000 warrants issued in the first and second quarters of 2013 to expire one year later in Feb/Mar and Apr/Jun 2015.

On February 6, 2014, MBMI issued 90,000 shares for accounting services to be rendered throughout 2014 at a value of $6,300 or $.07 per share.

On February 12, 2014, the Company issued 190,000 shares valued at $5,700 for accounting services to be rendered over 2014 and also issued 25,000 shares of Series B Convertible Preferred stock through it's affiliate, TAG Minerals Inc. through a private placement for cash in the amount of $50,000.

On February 24, 2014, the Company borrowed $400,000 under a one year convertible promissory note with The Arosa Mountain Trust. Under the agreement the note is convertible at the lender’s option into RRHI common shares at $.03/share.

On February 28, 2014, the Company issued 7,000,000 shares for cash through a private placement to various investors out of the Company’s treasury stock for $210,000.

On March 28, 2014, the Company entered into a Purchase Agreement through its affiliate, TAG-Z, whereby TAG-Z acquired 100% of Wimfair Investments (Private) Limited t/a Derbyshire Stone Quarry, a registered Zimbabwean corporation engaged in the production of 10mm stone, 20mm stone, quarry dust, crusher run, river sand (washed), pit sand and decomposed granite. The Derbyshire Stone Quarry is the largest indigenous sand and stone quarry in the Harare area and is located in a prime residential growth zone within close proximity to major road projects. The total purchase price was $1,450,000 that was paid in cash of $700,000 and equity of 25 million restricted shares of the Company's treasury stock resulting in no dilution to existing shareholders. A down payment of $100,000 was made on the purchase on February 6, 2014 with the remaining $600,000 to be paid in equal monthly installments commencing at the end of the first full month after purchase. Derbyshire Stone Quarry was established March 28, 2001.

RAPTOR RESOURCES HOLDINGS INC.

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013 AND 2012

NOTE 16 -              SUBSEQUENT EVENTS (CONTINUED)

The following table summarizes the unaudited pro forma consolidated results of operations as though the Company and Derbyshire acquisition had occurred on January 1, 2012:

	For the Year Ended		For the Year Ended
	December 31, 2013		December 31, 2012
		(UNAUDITED)		(UNAUDITED)
	As Reported	Pro Forma	As Reported	Pro Forma
Net revenues	$-	$2,952,926	$-	$2,233,628

Loss from operations	(2,778,115)	(2,645,649)	(1,430,566)	(1,200,716)
Net loss attributable to common shareholders of Raptor Resources Holdings Inc.	(2,505,394)	(2,371,517)	(1,366,913)	(1,125,557)

Loss per common share:
Basic	$(0.01)	$(0.01)	$(0.00)	$(0.00)
Diluted	$(0.01)	$(0.01)	$(0.00)	$(0.00)

The unaudited pro forma consolidated income statements are for informational purposes only and should not be considered indicative of actual results that would have been achieved if the Company and Derbyshire Stone acquisition had been completed at the beginning of 2012, or results that may be obtained in any future period.

