Form 10-Q
period 2014-03-31
RAPTOR RESOURCES HOLDINGS INC.
filed 2014-05-20
CIK 1413299

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended
March 31, 2014

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]   No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [   ]   No [X]
(the registrant is not yet required to submit Interactive Data)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [   ]   No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.

Large accelerated filer [ ]	Accelerated filer [ ]	Non-Accelerated filer [ ]	Smaller reporting company [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: On May 15, 2014 the registrant had 384,206,456 shares of common stock issued and outstanding.

RAPTOR RESOURCES HOLDINGS INC. (AN EXPLORATION STAGE COMPANY)

-i-

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Page(s)

CONDENSED CONSOLIDATED BALANCE SHEETS AS OF MARCH 31, 2014 (UNAUDITED) AND DECEMBER 31, 2013	F-1

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013 WITH CUMULATIVE TOTALS SINCE JANUARY 14, 1998 (INCEPTION) (UNAUDITED)	F-2

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) FOR THE PERIOD JANUARY 14, 1998 (INCEPTION) THROUGH MARCH 31, 2014(UNAUDITED)	F-3

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013 WITH CUMULATIVE TOTALS SINCE JANUARY 14, 1998 (INCEPTION) (UNAUDITED)	F-4

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2014 AND 2013 (UNAUDITED)	F-5

-ii-

RAPTOR RESOURCES HOLDINGS INC.
(AN EXPLORATION STAGE COMPANY)
CONDENSED CONSOLIDATED BALANCE SHEETS

	MARCH 31,	DECEMBER 31,
	2014	2013
ASSETS	(UNAUDITED)
Current Assets:
Cash	$44,578	$57,090
Accounts receivable	100,501	-
Inventory	510,350	-
Prepaid expenses	272,308	232,483

Total Current Assets	927,737	289,573

Fixed assets, net of depreciation	784,516	9,590

Other Assets:
Investment	-	12,367
Mineral rights	433,000	433,000
Goodwill	412,911	25,000
Total Other Assets	845,911	470,367
TOTAL ASSETS	$2,558,164	$769,530

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

LIABILITIES
Current Liabilities:
Unearned Revenue	$121,237	$105,000
Accrued interest - convertible notes	239,734	226,309
Accounts payable and accrued expenses	1,208,606	1,040,470
Liability for stock to be issued	-	50,000
Loan payable - related party	40,000	40,000
Current portion of securitized loan	385,000	385,000
Current portion of acqusition note payable	550,000	-
Related party payable	11,721	13,176
Convertible notes payable, net of discount and beneficial conversion feature	749,500	349,500

Total Current Liabilities	3,305,798	2,209,455

Long term Liabilities:
Securitized loan, net of current portion	-	35,000
Acqusition note payable, net of current portion	50,000	-

Total long term liabilities	50,000	35,000

Total Liabilities	3,355,798	2,244,455

STOCKHOLDERS’ (DEFICIT)
Preferred stock, $.001 Par Value; 10,000,000 shares authorized Preferred Series A Stock 3,000,000 shares authorized 1,000,000 issued and outstanding	1,000	1,000
Preferred Convertible Series B Stock ; 2,500,000 shares authorized with 1,287,000 issued and outstanding for 2014 and 1,262,000 issued and outstanding for 2013	1,287	1,262
Common stock, $.001 Par Value; 990,000,000 shares authorized with 384,206,456 issued 373,037,533 outstanding for 2014 and 384,206,456 issued 340,847,533 outstanding for 2013	384,206	384,206
Additional paid-in capital	13,573,817	12,935,546
Treasury Stock - 11,168,923 shares of common stock (in excess of par) for 2014 and 43,358,923 for 2013	(61,693)	(239,500)
Additional paid-in capital - warrants	1,311,808	1,311,808
Deficits accumulated during the exploration stage	(15,496,507)	(15,256,808)

Total Stockholders’ (Deficit) - Raptor Resources Holdings Inc.	(286,082)	(862,486)

Noncontrolling interest in subsidiary	(511,552)	(612,439)

Total Stockholders’ (Deficit)	(797,634)	(1,474,925)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$2,558,164	$769,530

The accompanying notes are an integral part of these condensed consolidated financial statements.

RAPTOR RESOURCES HOLDINGS INC.
(AN EXPLORATION STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013
WITH CUMULATIVE TOTALS SINCE JANUARY 14, 1998 (INCEPTION)
(UNAUDITED)
			CUMULATIVE
			TOTALS SINCE
	FOR THE THREE MONTHS ENDED		INCEPTION
	MARCH 31,		JANUARY 14,
	2014	2013	1998

OPERATING REVENUES
Sales	$25,238	$-	$25,238
Total Sales	25,238	$-	$25,238

COST OF SALES
Cost of sales	15,863	-	15,863
Total Cost of Sales	15,863	-	15,863

GROSS MARGIN	9,375	-	9,375

OPERATING EXPENSES

Research and development cost	-	-	2,129,900
Extraction cost	130,738	-	885,832
Site development cost	17,689	30,319	672,914
Wages and wage related expenses	17,387	242,500	2,787,808
Professional, consulting and marketing fees	97,789	91,380	5,640,907
Value of stock issued to secure purchase of Raptor	-	-	155,000
Other general and administrative expenses	48,033	46,758	1,238,523
Depreciation	1,553	711	143,026

Total Operating Expenses	313,189	411,668	13,653,910

LOSS BEFORE OTHER INCOME (EXPENSE)	(303, 814)	(411,668)	(13,644,535

OTHER INCOME (EXPENSE)

Amortization of debt issuance costs	-	-	(287,571)
Gain (loss) in investment under equity method	(12,367)	(160,391)	(667,669)
Gain on conversion of notes payable and interest	-	-	13,634
Forgiveness of debt on conversion of debt to equity	-	-	132,917
Gain (loss) on investment - Equity Method	-	-	(150,000)
Gain on sale of equipment	-	-	1,066
Interest expense - debt discount	-	-	(1,017,246)
Interest income (expense), net	(28,528)	(9,689)	(928,965)
Total Other Income (Expense)	(40,895)	(170,080)	(2,903,834)

COMBINED NET LOSS BEFORE PROVISION FOR INCOME TAXES	(344,709)	(581,748)	(16,548,369)

Provision for Income Taxes	-	-	-

COMBINED NET LOSS AFTER PROVISION FOR INCOME TAXES	(344,709)	(581,748)	(16,548,369)

LESS NET LOSS ATTRIBUTABLE TO NON CONTROLLING INTEREST	$(105,010)	$(108,256)	$(1,051,862)

NET LOSS ATTRIBUTABLE TO COMMON SHARES	$(239,699)	$(473,492)	$(15,496,507)

NET LOSS PER BASIC AND DILUTED SHARES	0.00	0.00	(0.14)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	384,206,456	384,206,456	112,471,412

The accompanying notes are an integral part of these condensed consolidated financial statements.

RAPTOR RESOURCES HOLDINGS INC.
(AN EXPLORATION STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE PERIOD JANUARY 14, 1998 (INCEPTION) THROUGH MARCH 31, 2014

							Addi- tional	Addi- tional Paid-in	Deferred	Deficits Accumulated During the
Preferred Stock			Common Stock		Treasury Stock		Paid-in	Capital-	Comp-	Exploration	Noncontrolling
Shares		Amount	Shares	Amount	Shares	Amount	Capital	Warrants	ensation	Stage	Interest	Total

Balance - January 14, 1998	-	$-	-	$-	-	$-	$-	$-	$-	$-	$-	$-

Shares issued to founders	-	-	200	200	-	-	87	-	-	-	-	287

Net loss for the period January 14, 1998
through December 31, 2003	-	-	-	-	-	-	-	-	-	(408,404)	-	(408,404)

Balance January 1, 2004	-	-	200	200	-	-	87	-	-	(408,404)	-	(408,117)

Shares issued in reverse merger	-	-	81,788,563	81,589	-	-	(81,876)	-	-	-	-	(287)

Shares issued in conversion of notes	-	-	3,211,250	3,211	-	-	256,318	-	-	-	-	259,529

Net loss for the year	-	-	-	-	-	-	-	-	-	(251,734)	-	(251,734)

Balance December 31, 2004	-	-	85,000,013	85,000	-	-	174,529	-	-	(660,138)	-	(400,609)

Net loss for the year	-	-	-	-	-	-	-	-	-	(347,397)	-	(347,397)

Balance December 31, 2005	-	-	85,000,013	85,000	-	-	174,529	-	-	(1,007,535)	-	(748,006)

Shares and warrants issued in private
placement, net of placement fees	-	-	5,850,000	5,850	-	-	307,507	208,143	-	-	-	521,500

Shares issued for services rendered	-	-	1,500,000	1,500	-	-	148,500	-	-	-	-	150,000

Warrants issued to former
noteholders	-	-	-	-	-	-	-	159,610	-	-	-	159,610

Warrants issued to consultant in
private placement	-	-	-	-	-	-	-	17,769	-	-	-	17,769

Adjust fair value of warrants issued
in private placement	-	-	-	-	-	-	-	114,930	-	-	-	-

Royalty fees forgiven by Lawrence
Livermore	-	-	-	-	-	-	380,000	-	-	-	-	380,000

Net loss for the year ended December 31, 2006
as previously reported	-	-	-	-	-	-	-	-	-	(771,352)	-	(771,352)

Prior period adjustment - correction of an error see Note 10	-	-	-	-	-	-	-	(114,930)	-	114,930	-	-

Net loss for the year ended December 31, 2006 as restated	-	-	-	-	-	-	-	-	-	(656,422)	-	(656,422)

Balance December 31, 2006	-	-	92,350,013	92,350	-	-	1,010,536	385,522	-	(1,663,957)	-	(175,549)

Warrants issued to placement agent	-	-	-	-	-	-	-	292,518	-	-	-	292,518

Warrants issued to convertible
noteholders	-	-	-	-	-	-	-	513,132	-	-	-	513,132

Beneficial conversion feature on convertible notes	-	-	-	-	-	-	505,300	-	-	-	-	505,300

Shares issued for services rendered (including prepaid services)	-	-	6,460,000	6,460	-	-	2,528,090	-	-	-	-	2,534,550

Exercise of warrants	-	-	163,375	163	-	-	40,584	(16,241)	-	-	-	24,506

Net loss for the year ended December 31, 2007	-	-	-	-	-	-	-	-	-	(2,174,069)	-	(2,174,069)

Balance December 31, 2007	-	-	98,973,388	98,973	-	-	4,084,510	1,174,931	-	(3,838,026)	-	1,520,388

Exercise of warrants	-	-	69,850	70	-	-	17,352	(6,944)	-	-	-	10,478

Shares issued for services rendered (including prepaid services)	-	-	1,075,000	1,075	-	-	228,425	-	-	-	-	229,500

Net loss for the year ended December 31, 2008	-	-	-	-	-	-	-	-	-	(4,572,358)	-	(4,572,358)

Balance December 31, 2008	-	-	100,118,238	100,118	-	-	4,330,287	1,167,987	-	(8,410,384)	-	(2,811,992)

Exercise of warrants	-	-	-	-	-	-	-	-	-	-	-	-

Shares returned to treasury and retired	-	-	(3,000,000)	(3,000)	-	-	3,000	-	-	-	-	-

Shares issued upon conversion from note payable	-	-	833,334	833	-	-	111,049	-	-	-	-	111,882

Shares issued for services rendered (including prepaid services)	-	-	2,250,000	2,250	-	-	160,250	-	-	-	-	162,500

Net loss for the year ended December 31, 2009	-	-	-	-	-	-	-	-	-	(1,375,669)	-	(1,375,669)

Balance December 31, 2009	-	-	100,201,572	100,201	-	-	4,604,586	1,167,987	-	(9,786,053)	-	(3,913,279)

Shares issued for services rendered (including prepaid services)	-	-	500,000	500	-	-	19,500	-	-	-	-	20,000

Shares issued upon conversion from note payable	-	-	39,173,333	39,173	-	-	2,289,514	-	-	-	-	2,328,687

Beneficial conversion feature on convertible notes	-	-	-	-	-	-	36,207	-	-	-	-	36,207

Net loss for the year ended December 31, 2010	-	-	-	-	-	-	-	-	-	(621,397)	-	(621,397)

Balance December 31, 2010	-	-	139,874,905	139,874	-	-	6,949,807	1,167,987	-	(10,407,450)	-	(2,149,782)

Shares issued for services rendered	-	-	11,150,000	11,150	-	-	186,068	-	-	-	-	197,218

Shares issued upon conversion from note payable and accrued interest	-	-	35,535,397	35,535	-	-	164,191	-	-	-	-	199,726

Shares issued for acquisition of Ontage Resources	-	-	5,000,000	5,000	-	-	145,000	-	-	-	-	150,000

Recap-italization due to reverse merger with TAG Minerals Inc.	-	-	165,000,000	165,000	-	-	(200,278)	-	-	-	-	(35,278)

Conversion of notes payable and accrued interest to warrants	-	-	-	-	-	-	921,666	100,800	-	-	-	1,022,466

Shares issued for cash	-	-	16,645,298	16,646	-	-	323,354	-	-	-	-	340,000

Shares issued to lender of Raptor	-	-	5,000,000	5,000	-	-	150,000	-	-	-	-	155,000

Net loss for the year ended December 31, 2011	-	-	-	-	-	-	-	-	-	(977,051)	-	(977,051)

Balance December 31, 2011	-	-	378,205,600	378,205	-	-	8,639,808	1,268,787	-	(11,384,501)	-	(1,097,701)

Shares issued for services rendered	1,000,000	1,000	-	-	-	-	-	-	-	-	-	1,000

Shares issued for services rendered	-	-	1,100,000	1,100	-	-	22,022	-	-	-	-	23,122

Shares issued for cash	-	-	3,400,856	3,401	-	-	66,539	25,560	-	-	-	95,500

Shares issued for services rendered	915,000	915	-	-	-	-	914,085	-	(840,000)	-	-	75,000

Shares issued for conversion of debt	45,000	45	-	-	-	-	44,955	-	-	-	-	45,000

Shares issued for cash	182,000	182	-	-	-	-	181,818	-	-	-	-	182,000

Shares issued for conversion of debt	-	-	1,500,000	1,500	-	-	73,500	-	-	-	-	75,000

Shares Issued in Equity Exchange - Mabwe Minerals Zimbabwe (PVT) LTD	25,000	25	-	-	-	-	24,975	-	-	-	-	25,000

Share of capital for Mabwe Minerals share issuances	-	-	-	-	-	-	1,202,375	-	-	-	-	1,202,375

Change in noncontrolling interest - initial acquisition	-	-	-	-	-	-	-	-	-	-	(33,930)	(33,930)

Restructuring agreement with former owners	-	-	-	-	(54,358,923)	(300,000)	732,853	(100,800)	-	-	-	332,053

Amortization of deferred compensation	-	-	-	-	-	-	-	-	420,000	-	-	420,000

Net loss for the year ended December 31, 2012	-	-	-	-	-	-	-	-	-	(1,366,913)	(56,085)	(1,422,998)

Balance Deceember 31, 2012	2,167,000	2,167	384,206,456	384,206	(54,358,923)	(300,000)	11,902,930	1,193,547	(420,000)	(12,751,414)	(90,015)	(78,579)

Share of capital for Mabwe Minerals share issuances	-	-	-	-	-	-	581,378	118,261	-	-	368,343	1,067,982

Amortization of deferred compensation	-	-	-	-	-	-	-	-	420,000	-	-	420,000

Shares issued for services rendered (to be rendered)	95,000	95	-	-	-	-	94,905	-	-	-	-	95,000

Adjustment to APIC for prior period expense	-	-	-	-	-	-	196,833	-	-	-	-	196,833

Issuance of treeasury stock	-	-	-	-	11,000,000	60,500	159,500	-	-	-	-	220,000

Net loss for the year ended December 31, 2013	-	-	-	-	-	-	-	-	-	(2,505,394)	(890,767)	(3,396,161)
											.
Balance December 31, 2013	2,262,000	$2,262	384,206,456	$384,206	(43,358,923)	$(239,500)	$12,935,546	$1,311,808	$-	$(15,256,808)	$(612,439)	$(1,474,925)

Share of capital for Mabwe Minerals share issuances	-	-	-	-	-	-	(199,597)	-	-	-	205,897	6,300

Shares issued for services rendered (to be rendered)	-	-	-	-	190,000	1,049	4,651	-	-	-	-	5,700

Shares issued for cash	25000	25	-	-	-	-	49,975	-	-	-	-	50,000

Stock issued for acquisition	-	-	-	-	25,000,000	138,092	611,908	-	-	-	-	750,000

Issuance of treeasury stock	-	-	-	-	7,000,000	38,666	171,334	-	-	-	-	210,000

Net loss for the three months ended March 31, 2014	-	-	-	-	-	-	-	-	-	(239,699)	(105,010)	(344,709)
											.
Balance March 31, 2014	2,287,000	$2,287	384,206,456	$384,206	(11,168,923)	$(61,693)	$13,573,817	$1,311,808	$-	$(15,496,507)	$(511,552)	$(797,634)

The accompanying notes are an integral part of these condensed consolidated financial statements.

RAPTOR RESOURCES HOLDINGS INC.
(AN EXPLORATION STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013
WITH CUMULATIVE TOTALS SINCE JANUARY 14, 1998 (INCEPTION)

			CUMULATIVE
			TOTALS SINCE
	FOR THE THREE MONTHS ENDED MARCH 31,		INCEPTION JANUARY 14,
	2014	2013	1998

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(239,699)	$(473,492)	$(15,496,507)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,553	711	143,026
Noncontrolling interest adjustment	(105,010)	(108,256)	(1,180,774)
Amortization of debt issuance costs	-	-	287,571
Interest expense - debt discount	-	-	504,606
Interest expense - beneficial conversion feature	-	-	533,023
Gain on conversion of notes payable and interest	-	-	(13,634)
Gain on sale of equipment	-	-	(1,066)
Forgiveness of debt on conversion of debt to equity	-	-	(132,917)
(Gain) loss on investment under equity method	12,367	160,391	667,669
Loss on investment under cost method	-	-	150,000
License fees payable for research and development	-	-	605,000
Warrants issued to former noteholders and consultants	-	-	469,897
Common stock issued to secure acquisition of Raptor Networks Technology. Inc. (MBMI)	-	-	155,000
Common stock issued for consulting services (including treasury stock)	12,000	77,000	1,676,201
Preferred stock issued for consulting services	-	230,000	1,011,000
Cash flow effect of reverse merger	-	-	(35,278)

Changes in assets and liabilities
Unearned revenue	-	-	105,000
Decrease (increase) in prepaid expenses	(26,519)	(48,500)	2,016,023
Decrease (increase) in accounts receivables	(5,576)	-	(5,576)
Decrease (increase) in inventory	13,213	-	13,213
Increase (decrease) in accounts payable and accrued expenses	(223,232)	(37,591)	2,705,997
Increase (decrease) in accrued interest on convertible notes	13,425	8,594	598,735
Total adjustments	(307,779)	282,349	10,272,716

Net cash used in operating activities	(547,478)	(191,143)	(5,223,791)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of fixed assets, net of disposals	-	-	(149,997)
Cash paid in acquisition of Derbyshure Stone Quarry	(100,000)	-	(100,000)
Cash acquired in Derbyshire Stone Quarry Acquisition	11,421	-	11,421
Investment under equity method	-	-	(167,664)

Net cash used in investing activities	(88,579)	-	(406,240)

CASH FLOWS FROM FINANCING ACTIVITES
Proceeds from notes/loans payable	400,000	1,183	1,139,786
Repayments made on note payable for Dodge Mines	-	(8,500)	(255,083)
Repayments made on note payable secured loan	(35,000)	-	(35,000)
Proceeds from exercise of warrants	-	-	34,984
Proceeds from convertible notes and warrants, net of debt issuance costs	-	-	2,284,310
Payments of license fee payable	-	-	(225,000)
Proceeds from private placement, net of fees (including cash received for shares to be issued) - preferred and common stock	260,000	220,500	2,579,500
Proceeds (payments) from related parties	(1,455)	-	151,112

Net cash provided by financing activities	623,545	213,183	5,674,609

NET INCREASE IN CASH	(12,512)	22,040	44,578

CASH - BEGINNING OF PERIOD	57,090	22,897	-

CASH - END OF PERIOD	$44,578	$44,937	$44,578

CASH PAID DURING THE PERIOD FOR:
Income taxes	$-	$-	$-
Interest expense	$-	$-	$93,517

SUPPLEMENTAL NONCASH INFORMATION:

Conversion of notes and interest for common stock,
net of discounts and issuance costs	$-	$-	$3,011,031
Acquisition of Dodge Mines for Note Payable	$-	$-	$433,000
Conversion of license fee payable into capital	$-	$-	$380,000
Common stock issued to secure acquisition of Raptor	$-	$-	$155,000
Preferred stock issued for goodwill	$-	$-	$25,000
Warrants issued to former noteholders and consultants	$-	$-	$469,897
Common stock issued for acquistion	$-	$-	$150,000
Common stock issued for prepaid expenses	$12,000	$-	$2,217,000
Conversion of accrued expenses for note payable-related parties	$-	$-	$960,000
Conversion of note payable-related parties and accrued interest
to warrants	$-	$-	$1,022,466
Liabilities forgiven related to restructuring with former owners	$-	$-	$732,853
Forgiveness of debt - related party	$-	$-	$196,833
Conversion of Dodge Mines Note Payable for Preferred Stock	$-	$-	$45,000
Forgiveness of debt on conversion of debt to equity	$-	$-	$132,917
Effect of reverse merger with TAG Minerals, Inc.
Cash	$-	$-	$24,772
Accounts payable and accrued expenses	-	-	(50)
Effect on retained earnings	-	-	(60,000)
Cash flow effect from reverse merger	$-	$-	$(35,278)
Acquisition of Derbyshire Stone Quarry
Cash	$11,421	$-	$11,538
Accounts receivable	94,925	-	94,925
Inventory	523,564	-	523,564
Prepaid expenses	13,308	-	13,308
Fixed assets	781,479	-	781,479
Unearned revenue	(16,237)	-	(16,237)
Accounts payable and accrued expenses	(346,371)	-	(346,371)
Goodwill	387,911	-	387,911
	1,450,000	-	1,450,000
Acquisition Note Payable	(600,000)	-	(600,000)
Treasury stock	(750,000)	-	(750,000)
Cash paid in the acquisition	$100,000	-	$100,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

RAPTOR RESOURCES HOLDINGS INC.
(AN EXPLORATION STAGE COMPANY)
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 -              ORGANIZATION AND BASIS OF PRESENTATION

Raptor Resources Holdings Inc. (formerly Lantis Laser, Inc. (the “Company”)) was incorporated in the State of New Jersey on January 14, 1998. On November 3, 2004, the Company was acquired by Hypervelocity, Inc., a Nevada corporation.

In the transaction, the Company exchanged 100% of their stock in exchange for 127,718,500 shares of common stock of Hypervelocity, Inc. The transaction was treated for accounting purposes as a reverse merger with the Company being the accounting acquirer. Included in the 127,718,500 shares issued to the shareholders of the Company in the transaction, 6,422,500 shares were issued in the conversion of convertible notes payable the Company had entered into in 2001 and 2003. The shares represent the conversion of the original notes, the interest accrued on those notes as well as warrants that were offered and paid for by the note holders. The value of the convertible notes, interest and warrants were $259,529.

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

TAG is a U.S. based mineral and natural resources acquisition, exploration and development company, with operations conducted through its operating affiliate, TAG Minerals Zimbabwe (Private) Limited (“TAG - Z”). The company’s business is managed by its directors and officers who have commercial experience in the mineral and natural resource extraction business. TAG’s strategy is to identify and acquire companies and assets to exploit land resources and mineral properties that have potential. TAG is augmented by independent financial, geological, and mining extraction and exploration professionals who advise the company on its mining, extraction and exploration projects throughout Zimbabwe, Africa.

Concurrent with the Merger Agreement, the Company’s former Chief Executive Officer and Executive Vice President Clinical Affairs and a Director of the Company resigned on May 6, 2011. The Company retained these former executives to continue to manage the dental technology subsidiary of the Company. These two executives received employment contracts dated May 23, 2011.  This portion of the business was later fully divested December 17, 2012.

The President and Chief Executive Officer of TAG, Al Pietrangelo, was named the new President and Chief Executive Officer of the Company. In addition, the remaining two shareholders of TAG became directors of the Company, with one of these Directors resigning in January 2013.

At the time of the Merger, the Board of Directors approved the conversion of an outstanding note for each officer of Lantis Laser Inc., totaling $960,000 plus accrued interest of $62,466 into 14,400,000 warrants with a cashless exercise provision. The warrants have a term of five-years with an exercise price of $0.075. The Company performed a Black-Scholes calculation to determine the value of the warrants, and they were determined to have a value of $100,800.  The gain on the conversion of the related party debt to warrants of $921,666 is reflected in additional paid-in capital in accordance with ASC 850.

RAPTOR RESOURCES HOLDINGS INC.
(AN EXPLORATION STAGE COMPANY)
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

In July 2011, TAG-Z, acquired 100% of the capital stock of Ontage Resources (Private) Limited (“Ontage”). Ontage holds a 10% stake in an existing operating gold mining producer, Slashwood Mining (Private) Limited (“Slashwood Mining”). Slashwood Mining is a registered percentage owner of eight custom gold milling centers across various locations in Zimbabwe, along with ownership of 30 mining claims encompassing approximately 2,000 acres.. On December 31, 2012 the Company permanently impaired the investment in Slashwood Mining, originally valued at $150,000 to $0. The July 2011 TAG-Z, acquisition of 100% of the capital stock of Ontage has been deemed to be worthless as of December 31, 2012. Ontage was a wholly owned subsidiary of TAG-Z a consolidated variable interest entity of the Company and its only activity had been the acquisition of 10% stake in an existing operating gold mining producer, Slashwood Mining.

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

On March 5, 2012, the Company amended its Articles of Incorporation to change its name to Raptor Resources Holdings Inc. to more clearly reflect its new focus on the holding and development of natural resources, hard assets and the mining of industrial minerals to help build a new brand identity. The name change became effective March 28, 2012.

RAPTOR RESOURCES HOLDINGS INC.
(AN EXPLORATION STAGE COMPANY)
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 -              ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

On June 1, 2012 the Company entered into a contract renegotiation with Chiroswa, the owner of Dodge Mines Blocks 1-6, related to the previous agreement for the $433,000 in installment payments for the mine blocks, located in Zimbabwe. Under the new terms of the contract, Chiroswa accepted 45,000 shares of the Company’s Preferred Convertible Series B stock (each share is convertible into 50 shares of Common Stock of Raptor Resources Holdings Inc. (RRHI) and 25 shares of common stock of majority owned Mabwe Minerals Inc. (MBMI)). The Company paid $3,000 as a down payment with $27,000 due upon the retitling of the Dodge Mine Blocks 1-6 into the name of Mabwe Minerals Zimbabwe (PVT) Limited (“MAB-Z”). An additional $30,000 was paid in five equal monthly installments beginning October 1, 2012. Under the terms of the amended contract with Chiroswa, it forgave $132,917 of the debt owed and agreed that upon completion of the retitling of the asset into the name of MAB-Z the asset of the Dodge Mine Blocks 1-6 ($433,000) and the remaining liability ($57,000) will be transferred to MAB-Z to support continuing operations and revenue generating activities. The full balance has been repaid to Dodge Mine for mine blocks 1-6 as of June 30, 2013.

On June 28, 2012 Mabwe Minerals amended its charter to increase the number of its authorized shares of common stock. Mabwe Minerals issued to the Company an additional 79,078,817 shares of its common stock (post 1:10 reverse split) giving the Company at that time ownership of 80.14% of the issued and outstanding shares of Mabwe Minerals common stock. As of March 31, 2014 the Company owns 64.18% of Mabwe Minerals.

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

RAPTOR RESOURCES HOLDINGS INC.
(AN EXPLORATION STAGE COMPANY)
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 -              ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

On December 17, 2012 the Company entered into a share buyback restructuring agreement with Stanley Baron (former Chief Executive Officer of the Company) and Craig Gimbel (former Executive Vice President of the Company) where Baron and Gimbel returned all of their shares (26,847,423 and 27,511,500 respectively) along with granting exercisable option rights on their warrants to buy Company stock. The number of warrants held by Baron and Gimbel are 8,640,000 and 5,760,000, respectively with an exercise price of $.075 per share. Under the terms of this agreement Baron and Gimbel executed an option agreement simultaneously to TAG and the Company to purchase all of the shares back at $.04/share. The agreement terminated the employment agreements and all money owed to Baron and Gimbel including a $150,000 loan from the former employees. As consideration Baron and Gimbel received shares of Mabwe Minerals, a majority owned subsidiary of the Company in the amounts of 1,700,000 and 1,300,000, respectively. Additionally, Baron and Gimbel received from the Company all contracts related to the dental technology business of the Company. There were no assets recorded for this division, and no development done for the past year, as this was inactive. The Company no longer is engaged in the dental technology business. The cancellation of the Baron and Gimbel shares and issuance of the certificate in the name of the Company was executed January 30, 2013 by the Company’s transfer agent. The closing of the transaction occurred December 17, 2012, and therefore was recorded in the 2012 financial statements.

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

On March 28, 2014, the Company entered into a Purchase Agreement through its affiliate, TAG-Z, whereby TAG-Z acquired 100% of Wimfair Investments (Private) Limited t/a Derbyshire Stone Quarry (“Derbyshire”), a registered Zimbabwean corporation engaged in the production of 10mm stone, 20mm stone, quarry dust, crusher run, river sand (washed), pit sand and decomposed granite.  Derbyshire is the largest indigenous sand and stone quarry in the Harare area, located in a prime residential growth zone within close proximity to major road projects. The total purchase price of $1,450,000 was paid in stock, notes payable and cash.  Equity valued at $750,000 was paid in the form of 25 million restricted shares of the Company's treasury stock resulting in no dilution to existing shareholders. A down payment of $100,000 was made on the purchase on February 6, 2014 with the remaining $600,000 to be paid in equal monthly installments commencing at the end of the first full month after purchase. Derbyshire Stone Quarry was established March 28, 2001.

The unaudited condensed consolidated financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The condensed consolidated financial statements and notes are presented as permitted on Form 10-Q and do not contain information included in the Company’s annual consolidated financial statements and notes thereto. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the Company’s Form 10-K Annual Report at December 31, 2013, which includes audited financial statements and the accompanying notes thereto. While management believes the procedures followed in preparing these condensed consolidated financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by the Company later in the year.

RAPTOR RESOURCES HOLDINGS INC.
(AN EXPLORATION STAGE COMPANY)
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 -              ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

 These condensed consolidated unaudited financial statements reflect all adjustments, including normal recurring adjustments which, in the opinion of management, are necessary to present fairly the consolidated operations and cash flows for the periods presented.

Going Concern

As shown in the accompanying condensed consolidated financial statements the Company has incurred attributable recurring losses of $239,699 and $473,492 for the three months ended March 31, 2014 and 2013 respectively, and has incurred an attributable cumulative loss of $15,496,507 since inception (January 14, 1998).  The Company has a working capital deficit in the amount of $2,378,061 as of March 31, 2014. With high prices for industrial minerals and the contacts for mining rights that the principals of the Company maintain in Zimbabwe as well as the purchase of an established operating quarry, the Company remains positive about the future.

There is no guarantee that the Company will be able to raise enough capital or generate sufficient revenues to sustain its operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period. Management believes that the Company’s capital requirements will depend on various factors. These factors include finding additional acquisition targets for TAG, how these targets can be acquired, i.e. cash, debt or common stock, and generating cash flow either through operations or through private placements. Additionally, the Company continues to convert its debt into equity, and as a result has reduced its working capital deficit.

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

NOTE 2 -              SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Exploration Stage Company

The Company is considered to be in the exploration stage as defined in ASC 915. The Company had previously devoted substantially all of its efforts to the development of their OCT technology. The Company is currently devoting it’s time to the development and extraction of natural resources as well at the exploration and extraction of industrial minerals.

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

RAPTOR RESOURCES HOLDINGS INC.
(AN EXPLORATION STAGE COMPANY)
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 2 -              SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Principles of Consolidation (Continued)

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

Each share of the Series B Preferred Convertible Stock is convertible into 50 common shares of Raptor Resources Holdings Inc. and 25 common shares of Mabwe Minerals Inc. both subject to a 1-year holding period. The remaining 51% ownership in MAB-Z is held by a Director of the Company, a Zimbabwe resident, Tapiwa Gurupira (41%) with the remaining portion owned by Asswell Gurupira (10%). MAB-Z will be the operating arm of Mabwe Minerals Inc., with the Company being the primary beneficiary of all the activities of its subsidiary, Mabwe Minerals Zimbabwe (PVT) LTD.

As a result of this investment by Mabwe Minerals Inc. funded by Preferred Convertible Series B Stock of Raptor Resources Holdings Inc., MAB – Z has been identified by MBMI as a VIE. The value of the Series B Preferred Convertible Stock is $25,000, which is reflected as Goodwill on the Consolidated Balance Sheet at March 31, 2014.

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

The Company as of March 31, 2014 owns 64.18% of Mabwe Minerals Inc. The 35.82% noncontrolling interest is reflected in the condensed consolidated financial statements. This dilution was due to the private placement sale of common stock by its subsidiary, Mabwe Minerals Inc., and stock issued for services rendered and to be rendered. Additionally Mabwe issued shares for an equity swap with WGB Kinsey and Co and the 3,000,000 shares for the Baron/Gimbel equity restructuring. Mabwe issued 27,947,642 shares of common stock diluting the interest of Raptor Resources Holdings Inc. from 80.14% at acquisition on June 29, 2012 to 64.18% as of March 31, 2014.

RAPTOR RESOURCES HOLDINGS INC.
(AN EXPLORATION STAGE COMPANY)
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 2 -              SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Principles of Consolidation (Continued)

On March 28, 2014, the Company entered into a Purchase Agreement through its affiliate, TAG-Z, whereby TAG-Z acquired 100% of Wimfair Investments (Private) Limited t/a Derbyshire Stone Quarry (“Derbyshire”), a registered Zimbabwean corporation engaged in the production of 10mm stone, 20mm stone, quarry dust, crusher run, river sand (washed), pit sand and decomposed granite. Derbyshire is the largest indigenous sand and stone quarry in the Harare area, located in a prime residential growth zone within close proximity to major road projects. The total purchase price of $1,450,000 was paid in stock, notes payable and cash.  Equity valued at $750,000 was paid in the form of 25 million restricted shares of the Company's treasury stock resulting in no dilution to existing shareholders. A down payment of $100,000 was made on the purchase on February 6, 2014 with the remaining $600,000 to be paid in equal monthly installments commencing at the end of the first full month after purchase. Derbyshire Stone Quarry was established March 28, 2001.

As a result of this investment by TAG – Z, Derbyshire has been identified by the Company as a VIE.

Noncontrolling Interests

In accordance with ASC 810-10-45, noncontrolling interests in condensed consolidated financial statements, the Company classifies controlling interests as a component of equity within the balance sheets. The Company has retroactively applied the provisions in ASC 810-10-45 to the financial information for the period ended March 31, 2014. There was no activity from December 2, 2011 through June 30, 2012 in Mabwe, the Company’s majority-owned subsidiary. The Company’s controlling interest was reduced this quarter due to Mabwe’s issuance of stock for services to be rendered.  The noncontrolling interest in Mabwe, on a percentage basis, increased 0.04% to 35.82%.  The noncontrolling interest thus changed to a balance of ($511,552). The net loss attributable to noncontrolling interest for the three months ended March 31, 2014 was $105,010.

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

Property and Equipment

Property and equipment are recorded at cost less accumulated depreciation.   Depreciation is computed using the straight-line method over the assets estimated useful lives as follows:  computer and other testing equipment and motor vehicles is depreciated over five years; office furniture and scientific measurement equipment is depreciated over seven years, plant equipment is depreciated for fifteen years; buildings are depreciated over thirty years; land is not depreciated.  Repairs and maintenance of a routine nature are charged as incurred.  Significant renewals and betterments are capitalized.  At the time of retirement or other disposition of property and equipment, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in the consolidated statements of operations. Assets acquired in the Derbyshire purchase were recorded at the estimated fair value with estimated useful lives at the time of the purchase.

RAPTOR RESOURCES HOLDINGS INC.
(AN EXPLORATION STAGE COMPANY)
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 2 -              SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Fair Value of Financial Instruments (other than Derivative Financial Instruments)

The carrying amounts reported in the condensed consolidated balance sheet for cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the immediate or short-term maturity of these financial instruments. For the notes payable, the carrying amount reported is based upon the incremental borrowing rates otherwise available to the Company for similar borrowings.

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

RAPTOR RESOURCES HOLDINGS INC.
(AN EXPLORATION STAGE COMPANY)
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 2 -              SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue Recognition

The Company records revenues when the following criteria were met: (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred; (iii) the price to the customer is fixed or determinable; and (iv) collection of the sales price is reasonably assured.  Delivery occurs when goods are shipped and title and risk of loss have passed to the customer.  Revenue is deferred in all instances where the earnings process is incomplete.  The Company recognized revenue from distribution sales when all contingencies were satisfied and upon persuasive evidence of a sale to end users until such time that historical sell through ratios had been developed.  Payments received before all of the relevant criteria for revenue recognition were satisfied were recorded as deferred revenue in the accompanying consolidated balance sheets.  .  All revenues were reported net of any sales discounts or taxes.

With the purchase of Derbyshire, the Company beginning in this quarter is recording revenues and expects shortly for those revenues to be significant enough to cease exploration stage as a full production stage company.

Unearned Revenue

As an Exploration Stage company, MAB-Z has yet to realize its first shipment of barite. This shipment to an agreed upon FOB point is the primary hurdle in our recognizing revenue by completing the earning process on the purchase order that was submitted by Steinbock in the third quarter of this year. A second purchase order was issued by Steinbock in December of this year for 10,000 tons of barite but has not been billed by the company. Mainly, this delay is due to MAB-Z’s desire to refine the current mineral extraction to a sufficiently high grade of Barite in order to obtain a more beneficial price at market. Further delaying the process and adding cost to the process is the search and testing of equipment necessary for further refinement. Under the terms of the initial purchase order the Steinbock is to pay half of the face value upon delivery of the invoice. As of March 31, 2014, the half of the initial purchase order was paid in the amount of $105,000, with the second half due upon a vessel being loaded in Beira. This amount will be recorded as revenue once the 2,000 tons of minerals are delivered to the buyer. The second purchase order requires MAB-Z to successfully produce the ordered quantity of 10,000 tons after the jigging operations have been completed to receive the first half of the payment, and the second half to be paid upon a vessel being loaded in Beira.

At the time of the Derbyshire purchase there was a minor amount of advance payments from customers where product risk of loss had not been transferred to the customer.  These amounts have been reflected in unearned revenue.

Inventory

Inventories, including stockpiles and mineralized material are carried at the lower of cost or net realizable value. Cost is comprised of production costs for mineralized material produced and processed. Production costs include the costs of materials, costs of processing, refinement, extraction, direct labor, mine site and processing facility overhead costs and site development cost, depreciation, depletion and amortization.  The inventory currently recorded on the balance sheet is the result of the Derbyshire purchase and was recorded at net realizable value.

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

RAPTOR RESOURCES HOLDINGS INC.
(AN EXPLORATION STAGE COMPANY)
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 2 -              SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Inventory

Finished Goods Inventories - Finished goods inventories include minerals that are certified in quantifiable lots or are otherwise quantified in determinable stockpiles that require no further processing or capital expenditure other than loading and transport related activities from to transfer title or complete the earnings cycle. These minerals are valued per lot at the average cost of their production.

Cost of Sales- The current cost of sales expense that is recorded on the condensed consolidated statements of operations for the period ended March 31, 2014 is solely related to the continuing operations of Derbyshire.  It is management’s assertion that the activities being performed at the Derbyshire site and at Dodge Mines though similar in nature they should be dissimilar in treatment.  As previously asserted, the Dodge Mine costs incurred are in support of a segment of the business which has yet to generate any revenues and thus far all associated expenses have been expensed as incurred.  As related to the Dodge Mine operation, sufficient cost models cannot be developed to determine any reasonable matching of these costs to future revenues nor surety that any revenue would be recognized in the future, though it is the strong believe of management that these revenues will be realized.

Activities that have a direct and very high correlation to the level of sales activity have been classified as cost of sales.  These activities that involve the effort and expense of extracting, transporting and preparing product to salable condition to end users include the costs associated with drilling, blasting, loading, hauling, diesel fuel expense (related directly with vehicle and equipment needed to prepare product to a salable location and condition), plant maintenance and electricity (not a material amount plant expense.)

Stockpile reserves

Stockpiles represent mineralized material and other salable product that has been extracted from the mine and is available for further processing. Stockpiles are measured by estimating the number of tons added and removed from the stockpile. Stockpile tonnages are verified by periodic surveys. Costs are allocated to stockpiles based on relative values of material stockpiled and processed using current mining costs incurred up to the point of stockpiling the material, including applicable overhead, depreciation, and depletion relating to mining operations, and removed at each stockpile’s average cost per ton. As of March 31, 2014, MAB-Z had approximately 4,000 tons in stockpile. We believe that based on several factors that the associated extraction costs for MAB-Z would best be reflected in the financial statements as representing no certain future net realizable value.

MAB-Z is extracting API grade barite from the Dodge Mine site and as requested and desired by our master distributor we are actively in the process of trying to obtain necessary equipment whereby we may further refine the mineral to be able to attain and sell chemical grade barite. The additional process crushes and sifts the extracted barite and allows for the removal of silica. The added step involves the process of jigging, which separates particles in the raw barite based on specific gravity. This additional step in the process involves a large outlay of capital to acquire additional machinery to further refine our extraction and sift out unwanted minerals.

Consolidated Inventory Values
Valued at Balance Sheet Date March 31, 2014
	Derbyshire	MAB-Z (1)
Raw Materials	$104,154	$-
Finished Goods	392,868	-
Consumables	13,328	-

Total Inventory	$510,350	$-

(1) MAB-Z has no capitalized inventory for periods shown

RAPTOR RESOURCES HOLDINGS INC.
(AN EXPLORATION STAGE COMPANY)
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 2 -              SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

RAPTOR RESOURCES HOLDINGS INC.
(AN EXPLORATION STAGE COMPANY)
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 2 -              SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Impairment or Disposal of Long-Lived Assets

The Company reviews its long-lived assets and certain related intangibles for impairment periodically, and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable.  When necessary, impaired assets are written down to estimated fair value based on the best information available.  Estimated fair value is generally based on either appraised value or measured by discounting estimated future cash flows.  Considerable management judgment is necessary to estimate discounted future cash flows.  Accordingly, actual results could vary significantly from such estimates.  There were no assets that were considered to be impaired as of March 31, 2014 and December 31, 2013.

Advertising Costs

The Company expenses the costs associated with advertising as incurred. The Company expenses the advertising costs in professional, consulting and marketing fees in the consolidated statements of operations. There were no such costs for the month’s ended March 31, 2014 and 2013.

Segment Information

The Company follows the provisions of ASC 280-10, "Disclosures about Segments of an Enterprise and Related Information”. This standard requires that companies disclose operating segments based on the manner in which management disaggregates the Company in making internal operating decisions. The Company operates in one reporting segment, hard asset development and sale.

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

There was no stock based compensation recognized for the three months ended March 31, 2014 and 2013, respectively. The warrants have equity classification.

RAPTOR RESOURCES HOLDINGS INC.
(AN EXPLORATION STAGE COMPANY)
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

The following is a reconciliation of the computation for basic and diluted EPS:

			Cumulative
			Totals since
	March 31,	March 31,	January 14, 1998
	2014	2013	(Inception)

Net loss attributed to common shares	$(239,699)	$(473,492)	$(15,160,808)

Weighted-average common shares Outstanding (Basic)	384,206,456	384,206,456	112,471,412
Weighted-average common stock
Equivalents
Convertible Notes	6,990,000	6,990,000	10,190,000
Preferred Stock (Series B) (Convertible into Common)	64,350,000	59,350,000	-
Warrants	30,457,900	30,457,900	28,886,066

Weighted-average commons shares Outstanding (Diluted)	486,004,356	481,004,356	151,547,478

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

Goodwill

On March 28, 2014, the Company entered into a Purchase Agreement through its affiliate, TAG-Z, whereby TAG-Z acquired 100% of Derbyshire, a registered Zimbabwean corporation engaged in the production of 10mm stone, 20mm stone, quarry dust, crusher run, river sand (washed), pit sand and decomposed granite. The total purchase price of $1,450,000 was paid in stock, notes payable and cash.  Equity valued at $750,000 was paid in the form of 25 million restricted shares of the Company's treasury stock resulting in no dilution to existing shareholders. A down payment of $100,000 was made on the purchase on February 6, 2014 with the remaining $600,000 to be paid in equal monthly installments commencing at the end of the first full month after purchase.  Assets were recorded at fair value in the amount of $1,424,697, inclusive of inventory recorded at net realizable value of $523,564.  Liabilities were recorded at a fair value of $362,608.  The difference of the fair value of the net assets and the purchase price was recorded as goodwill in the amount of $387,911.

RAPTOR RESOURCES HOLDINGS INC.
(AN EXPLORATION STAGE COMPANY)
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 2 -              SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Goodwill(continued)

Effective July 18, 2012, MBMI acquired a 49% interest of Mabwe Minerals Zimbabwe (PVT) LTD (MAB-Z) for 25,000 shares of Series B Convertible Preferred Stock of Raptor Resources Holdings Inc. The value of this transaction was $25,000 resulted in the Company recording Goodwill as part of the purchase transaction. MAB-Z is the operating arm of MBMI and at the time of the purchase its net assets consisted chiefly of mining rights associated with the main line of business of the company. Management periodically assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. At March 31, 2014, management has determined that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount and thus no need to adjust for impairment.

Subsequent Events

In accordance with ASC 855 “Subsequent Events”, the Company is required to disclose the date through which subsequent events have been evaluated and whether that date is the date the financial statements were issued or the date the financial statements were available to be issued.

Recent Accounting Pronouncements

In July 2012, the FASB issued ASU 2012-02, “Intangibles Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment”, on testing for indefinite-lived intangible assets for impairment. The new guidance provides an entity to simplify the testing for a drop in value of intangible assets such as trademarks, patents, and distribution rights. The amended standard reduces the cost of accounting for indefinite-lived intangible assets, especially in cases where the likelihood of impairment is low. The changes permit businesses and other organizations to first use subjective criteria to determine if an intangible asset has lost value. The amendments to U.S. GAAP will be effective for fiscal years starting after September 15, 2012. The Company’s adoption of this accounting guidance does not have a material impact on the condensed consolidated financial statements and related disclosures.

In July 2013, the FASB issued ASU 2013-11, "Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists." ASU 2013-11 provides guidance on the presentation of unrecognized tax benefits related to any disallowed portion of net operating loss carryforwards, similar tax losses, or tax credit carryforwards, if they exist. ASU 2013-11 is effective for fiscal years beginning after December 15, 2013. The adoption of ASU 2013-11 is not expected to have a material impact on the Company’s condensed consolidated financial statements.

There were other updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

RAPTOR RESOURCES HOLDINGS INC.
(AN EXPLORATION STAGE COMPANY)
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 3 -              FIXED ASSETS AND MINING RIGHTS

Fixed Assets:

Fixed assets as of March 31, 2014 and December 31, 2013 were as follows:

	Estimated
	Useful Lives	March 31,	December 31,
	(Years)	2014	2013
Plant Equip	15	$401,015	$-
Plant	30	233,333	-
Land	n/a	100,000	-
Motor Vehicles	5	32,675	-
Machinery	5	12,376	12,376
Computer Equipment	3-5	7,424	2,476
Office Furniture & Equipment	7	4,197	-
Other	5	311	-

		791,331	14,852
Less: accumulated depreciation		(6,815)	(5,262)
Fixed assets, net		$784,516	$9,590

There was $1,553 and $711 charged to operations for depreciation expense for the three months ended March 31, 2014 and the year ended December 31, 2013, respectively.  All increases in assets were the result of the purchase of Derbyshire by TAG-Z.

Mining Rights:

On January 6, 2014, MAB-Z completed the process to acquire the mineral and metal rights to 110 hectares (272 acres) contiguous with Dodge Mines. MAB-Z acquired these additional rights from the Zimbabwean Minister of Mining at no additional cost over registration fees.

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

RAPTOR RESOURCES HOLDINGS INC.
(AN EXPLORATION STAGE COMPANY)
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 3 -              FIXED ASSETS AND MINING RIGHTS(CONTINUED)

Mining Rights (Continued):

On June 1, 2012 the Company entered into a contract renegotiation with the owner of Dodge Mines Blocks 1-6, Chiroswa Syndicate, related to the previous agreement for the $433,000 in installment payments of the Dodge Mine blocks 1-6, located in Zimbabwe. Under amended terms of the contract Chiroswa accepted 45,000 shares of the Company's Preferred Convertible Series B stock (each share is convertible into 50 shares of Common Stock of Raptor Resources Holdings Inc. (RRHI) and 25 shares Common Stock of majority owned Mabwe Minerals Inc. (MBMI)). The deal was secured with $27,000 due upon the retitling of the Dodge Mine blocks 1-6 into the Name of Mabwe Minerals Zimbabwe (PVT) Limited (MAB-Z). The additional $30,000 will be paid in installments that commenced on October 1, 2012. This transaction resulted in the forgiveness of $132,917 of the debt owed. With the acquisition of MAB-Z the chief revenue producing asset of mining rights of the Dodge Mine Blocks 1-6 and the associated note payable were transferred from fully consolidated subsidiary of Raptor Resources Holdings Inc. TAG-Z to MAB-Z a fully consolidated variable interest entity of Mabwe Minerals Inc., a majority owned subsidiary of Raptor Resources Holdings Inc., The value transferred to MAB-Z for the Mining rights of Dodge Mine blocks 1-6 has a book value of $433,000 offset by a note payable $57,000 at the time of transfer. This value of $376,000 in related party loans is further offset by net payment of expenses incurred by and paid on behalf of consolidating parent Raptor Resources Holdings Inc. Though the balance in the related party payable is nearly identical to that of the Dodge Mine Blocks Net asset there have been several invoices flow through the account in either direction they nearly zero out. The value of the Note Payable for the Dodge Mines at December 31, 2013 was $0. Also in this related party activity is the charge for the 25,000 shares of stock that were issued by Raptor Resources Holdings Inc. to acquire MAB-Z. This transaction has also resulted in recording of Goodwill on the books of MAB-Z, as the value of the 25,000 shares of Series B Preferred Convertible Stock of RRHI has a value of $25,000.

 NOTE 4 -              CONVERTIBLE NOTES

Original Noteholders

In April and May 2007, the Company issued 5% Senior Convertible three (3) year notes to investors in the amount of $2,526,500, which equaled the gross proceeds raised by the Company (the “Convertible Notes”). The Convertible Notes are convertible to shares of the Company’s common stock anytime in the three-year period at a fixed conversion price of $.15. The Convertible Notes will convert into 16,843,333 shares of the Company’s common stock. In May 2009, convertible notes of $125,000 were converted, at a fixed conversion rate of $.15 per share, into 833,334 shares of common stock. This conversion reduced the outstanding principal to a balance of $2,401,500. In an effort to reduce the liabilities of the Company, on July 1, 2010 the Company offered note holders the opportunity to convert their Notes to common stock at $0.05 per share including any and all outstanding interest that has been accrued from the original $0.15 conversion price.

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

RAPTOR RESOURCES HOLDINGS INC.
(AN EXPLORATION STAGE COMPANY)
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 4 -              CONVERTIBLE NOTES (CONTINUED)

Original Noteholders (continued)

The convertible note holders received 6,737,333 detachable warrants with their notes. The warrants were exercisable for five (5) years at an exercise price of $.25. The Placement Agent received 2,947,583 exercisable at $.25 for five (5) years. The Company separately valued the warrants at $513,132, and recorded a debt discount in that amount which is being amortized to interest expense over the three-year Convertible Notes period. The Company has recorded an additional discount of $505,300 as the value of the beneficial conversion option.

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

Interest expense on the Original Note holders Convertible Notes for the years ended December 31, 2013 and 2012 was $34,950 and $40,950, respectively and $226,309 is accrued at December 31, 2013. A total of $404,413 of accrued interest was converted into common stock at the time of the note conversions in 2010 and 2011.

Additional Note Holders
On February 24, 2014, the Company borrowed $400,000 under a one-year convertible promissory note with The Arosa Mountain Trust. Under the agreement the note is convertible at the lender’s option into RRHI common shares at $.03/share. Interest of 12% will compound monthly on the unpaid principal balance and be paid out annually unless the principal amount minus all interest accrued thereon are converted.  Accrued interest is computed on the basis of actual number of days elapsed in a year of 360 days from the date of this note. Any unpaid principal amount, together with any accrued interest shall be paid at the maturity date.  This loan agreement may be extended, subject to an executed extension time frame by the holder of this note, and the Company.  At any time prior to the maturity date the holder has the right, at the holders option, prior to the repayment of the outstanding balance under the note by the Company, to convert the unpaid outstanding principal balance only minus any accrued interest in whole or in part into common stock at a conversion price of $.03/share upon at least 10 days written notice.  As of March 31, 2014, $400,000 remains outstanding on this note.

As a result of the Company’s failure to timely pay the interest in May 2009, the convertible notes are in technical default. Therefore, the Company has reclassified the debt to current liabilities.

The summary of the Convertible Notes is as follows at March 31, 2014:

$400,000 Convertible Note at 12% interest per annum due in Feb 2015	$400,000
$349,500 Convertible Notes at 10% interest per annum due on demand	349,500
Total Convertible Notes	$749,500

RAPTOR RESOURCES HOLDINGS INC.
(AN EXPLORATION STAGE COMPANY)
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

As of March 31, 2014, under the terms of the December 17, 2012 agreement the $150,000 balance of this note was forgiven. The forgiveness was recorded as an adjustment to additional paid in capital as the amount was due to a related party.

 NOTE 6 -             LOAN PAYABLE – RELATED PARTY

Effective July 26, 2012 MAB-Z entered into a one year financing short term loan agreement with OVERSEAS TRADE AND FINANCING LIMITED (“OTF”) for an amount of $40,000 with accrued interest at an original rate of 12%. The balance with interest and fees of $46,570 ($6,570 of accrued interest which is included in accounts payable and accrued expenses) was due at December 31, 2013. Under the original terms of the contract the loan was to have been fully repaid within 360 days of the effective date. Failure to pay as prescribed or duly extend loan period will result in the accrual of late charges at a rate of 6% per annum. Extension and drawdown fees are 1% and 2% respectively. OTF is owned and controlled by a current director of MAB-Z and was recently registered with the Reserve Bank of Zimbabwe, External Loans Co-coordinating Committee. In accordance with the newly registered loan, the interest rate will now be 8% per annum, and no default rate is in place. The lender and the Company are currently negotiating terms of a new maturity date.

On April 5, 2014 the Company, through its affiliate MAB-Z, received confirmation of its registration and acceptance of terms for the loan from OTF in the amount of $40,000 and 8% per annum due in 360 days.
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

With the acquisition of MAB-Z the chief revenue producing asset of mining rights of the Dodge Mine Blocks 1-6 and the associated note payable were transferred from fully consolidated subsidiary of the Company, TAG-Z to MAB-Z a fully consolidated variable interest entity of Mabwe Minerals Inc., majority owned subsidiary of the Company. The value transferred to MAB-Z for the Mining rights of Dodge Mine blocks 1-6 has a book value of $433,000 offset by a note payable $57,000 at the time of transfer. This value of $376,000 in related party loans is further offset by net payment of expenses incurred by and paid on behalf of the Company. Though the balance in the related party payable is nearly identical to that of the Dodge Mine Blocks Net asset there have been several invoices flow through the account in either direction they nearly zero out. The value of the Note Payable for the Dodge Mines at March 31, 2014 was $0.

RAPTOR RESOURCES HOLDINGS INC.
(AN EXPLORATION STAGE COMPANY)
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 6 -             LOAN PAYABLE – RELATED PARTY

Also in this related party activity is the charge for the 25,000 shares of stock that were issued by the Company to acquire MAB-Z. This transaction has also resulted in recording of Goodwill on the books of MAB-Z, as the value of the 25,000 shares of Series B Preferred Convertible Stock of the Company has a value of $25,000. The Company is the ultimate beneficiary of that payment. Further consideration was exchanged but no other asset was created. Management performed an evaluation of the goodwill at March 31, 2014, and determined that no impairment adjustment was necessary at this time.

NOTE 7 -              SECURITIZED LOAN

Effective May 16, 2013 MAB-Z entered into a one year securitized financing short term agreement with CBZ Bank Limited in the amount of $420,000. As security under this agreement Kinsey pledged two Bell HD2045 Hydraulic Excavators appraised at a combined value of $739,000. The loan originally was to be paid in monthly installments commencing in December 2013 in the amount of $35,000 plus interest expiring on June 30, 2014 upon which time all monies were due and payable in full. The interest rate on the loan is 15% per year. Upon funding of this loan a 3% establishment fee was charged and deducted from the proceeds. Mabwe may in the future obtain funding through securitizations and other attempts to raise capital until cash flow operations are self-sustaining in the support of continuing operations.

This agreement was subsequently modified in January 2014 to adjust the payment schedule whereby payments of $35,000 per month plus full to date interest is due and payable commencing February 2014 and will continue each month there after including interest with the last payment due January 31, 2015. At March 31, 2014 this loan had a balance of $385,000.

As of March 31, 2014, the entire amount is reflected in current liabilities. Mabwe has expensed $52,138 in interest expense on this loan including $16,613 in the three months ended March 31, 2014. Mabwe paid $57,613 in interest during the three months ended March 31, 2014, leaving a prepaid interest of $5,475 which is included in prepaid expenses.

NOTE 8 -              INVESTMENT – EQUITY METHOD

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

The investment has been accounted for as an equity investment under ASC 323. In accordance with the ASC, the investment will be maintained at fair value, and increased or decreased based upon the net income or loss of Kinsey as well as any contributions made and dividends paid. The Company’s investment decreased $12,367 to $0 as a result of the incremental loss of Kinsey for the three months ended March 31, 2014 at 25% ownership by MAB-C.

RAPTOR RESOURCES HOLDINGS INC.
(AN EXPLORATION STAGE COMPANY)
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 9 - ACQUISITIONS

Mab-Z Acquisition

Effective July 18, 2012, Mabwe Minerals Inc. acquired a 49% interest of Mabwe Minerals Zimbabwe (PVT) LTD (MAB-Z) for 25,000 shares of Preferred Convertible Series B Stock of the Company. The value of this transaction was $25,000.

MAB – Z was essentially a newly formed entity. The $25,000 was recorded as Goodwill.

Derbyshire Acquisition

On March 28, 2014, the Company entered into a Purchase Agreement through its affiliate, TAG-Z, whereby TAG-Z acquired 100% of Wimfair Investments (Private) Limited t/a Derbyshire Stone Quarry (“Derbyshire”). The total purchase price of $1,450,000 was paid in stock, notes payable and cash.  Equity valued at $750,000 was paid in the form of 25 million restricted shares of the Company's treasury stock resulting in no dilution to existing shareholders. A down payment of $100,000 was made on the purchase on February 6, 2014 with the remaining $600,000 to be paid in equal monthly installments commencing at the end of the first full month after purchase.

	Acquisition
	Derbyshire	MAB-Z
Cash	$11,421	$-
Accounts receivable	94,925	-
Inventory	523,564	-
Prepaid expenses	13,308	-
Fixed assets	781,479	-
Unearned revenue	(16,237)	-
Accounts payable/accrued expenses	(346,371)	-
Fair value of Assets and Liabilities acquired	1,062,089	-
Consideration given:
Acquisition Note Payable	600,000	-
Cash paid in the acquisition	100,000	-
Treasury stock/Preferred Stock	750,000	25,000
Goodwill on acquisition	$387,911	$25,000

The total amount of goodwill recorded on the Company’s books is $412,911.

Proforma Results

The following unaudited pro-forma chart below show what the results from operations would have been if fully consolidated for the entire periods of the comparative financials.  As of the effective purchase date of March 28, 2014 the Company has recorded in the condensed consolidated financial statements revenues of $25,238, operating expense in the amount of $25,874 and other expense of ($174) with an attributable net loss of $462.

RAPTOR RESOURCES HOLDINGS INC.
(AN EXPLORATION STAGE COMPANY)
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 9 – ACQUISITIONS(CONTINUED)

Proforma Results(continued)

	For the Three Months Ended		For the Three Months Ended
	March 31, 2014		March 31, 2013
	(UNAUDITED)		(UNAUDITED)
	As Reported	Pro Forma	As Reported	Pro Forma
Net Revenues	$25,238	$571,676	$-	$531,633

Net Profit (Loss) from operations	(303,814)	38,934	(411,668)	(524,963)
Attributable Net Profit (Loss)	(239,699)	27,648	(473,492)	(557,614)

Loss per common share:
Basic	$(0.00)	$0.00	$(0.00)	$(0.00)
Diluted	$(0.00)	$0.00	$(0.00)	$(0.00)

NOTE 10 -            COMMITMENTS

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

Mabwe Minerals v. Base Minerals & The Mining Commissioner (case HC1414/14) – On February 13, 2014 a tribute agreement was filed by Base Mineral Zimbabwe against Chiroswa Syndicate. This agreement expired in 2011 and Chiroswa had since sold the underlying Mine Blocks 1-6 at Dodge Mines to MAB-Z. We believe that MAB-Z is the rightful owner of these mine blocks on the basis that they were purchased under a lawful sale and for which we hold the actual certificates of ownership. We believe that this is a nuisance claim and are seeking to nullify the filing of this agreement. We further believe that no impairment is necessary as of March 31, 2014.

The State v. Tapiwa Gurupira – This is a criminal complaint accusing the defendant of perjury in connection with the cases described above. On April 9, 2014 Mr. Gurupira was acquitted of this charge.

Peter Valentine v. Mabwe Minerals (case HC 4112/13) - Mr. Valentine has filed a claim relative to rights under a tribute agreement (case HC1414/14) seeking damages and a share of rights under an irregular sale of the Dodge mining rights. The tribute agreement expired in 2011 and we believe that MAB-Z is the lawful, free and clear owner of Dodge Mine Blocks 1-6. We are currently in pretrial and are vigorously asserting our defense as the rightful owner of these mine blocks which we believe were purchased under a lawful sale and for which we hold the actual certificates of ownership. We believe that this is a nuisance claims and are seeking to nullify it. We further believe that no impairment is necessary as of March 31, 2014.

RAPTOR RESOURCES HOLDINGS INC.
(AN EXPLORATION STAGE COMPANY)
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 10 -            COMMITMENTS (CONTINUED)

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

NOTE 11 -              STOCKHOLDERS’ EQUITY (DEFICIT)

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

During the three months ended March 31, 2014 no shares of Series A preferred stock had been issued.

During the year ended December 31, 2013 no shares of Series A preferred stock had been issued.

During the year ended December 31, 2012, 1,000,000 shares of Series A preferred stock had been issued for services rendered at par value of $1,000. The total issued and outstanding Series A Preferred Stock at December 31, 2013 is the 1,000,000 shares.

RAPTOR RESOURCES HOLDINGS INC.
(AN EXPLORATION STAGE COMPANY)
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 11 -              STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED)

Preferred Convertible Series B Stock

As of March 31, 2014, the Company has authorized 2,500,000 shares of Preferred Convertible Series B Stock. Each share of Preferred Convertible Series B Stock is convertible into 50 shares of the Company’s common stock and 25 shares of the Company’s majority owned subsidiary, Mabwe Minerals Inc.

During the three months ended March 31, 2014, 25,000 shares of Preferred Convertible Series B Stock were sold through a private placement cash sale at the value of $2.00 per share or $50,000.

During the year ended December 31, 2013, the Company issued the following Preferred Convertible Series B Stock at the value of $1.00 per share:

75,000 shares were issued to Lion Capital Group LLC for the milestone achievement of obtaining the EIA license which provided for the commencement of mining operations at Dodge Mines at a cost of $75,000.

20,000 shares were issued to for services rendered at a cost of $20,000.

During the year ended December 31, 2012, the Company issued the following Preferred Convertible Series B Stock at the value of $1.00 per share:

182,000 shares of stock for cash in the amount of $182,000.

Preferred Convertible Series B Stock (Continued)

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

As of December 31, 2013, the Company has 1,262,000 Preferred Convertible Series B Stock issued and outstanding.

Common Stock

As of March 31, 2014, the Company has 990,000,000 shares of common stock authorized with a par value of $.001. On December 9, 2004, the Company increased the authorized shares from 250,000,000 to 990,000,000.

During the three months ended March 31, 2014, no new common stock was issued other than from shares held in treasury (see below “Treasury Stock”).

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

RAPTOR RESOURCES HOLDINGS INC.
(AN EXPLORATION STAGE COMPANY)
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 11 -              STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED)

Common Stock (continued)

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

RAPTOR RESOURCES HOLDINGS INC.
(AN EXPLORATION STAGE COMPANY)
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 11 -              STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED)

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

During the year ended December 31, 2008, the Company issued 575,000 shares to various consulting companies for public and investor relation services and 500,000 shares to a vendor in connection with a strategic supply agreement related to an Optical Coherence Tomography (OCT) engine for use in future products. These shares were valued between $.21 and $.26 per share or $229,500. In addition, a former note holder who received warrants in 2006 exercised his warrants at $.15 per share for 69,850 shares of common stock for a cash value paid to the Company of $10,478.

In addition, two former note holders who received warrants in 2006 exercised their warrants at $.15 per share in 2007 for a cash value paid to the Company of $24,506.

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
(UNAUDITED)

NOTE 11 -              STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED)

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

The number of shares held in treasury by the Company at March 31, 2014 was 11,168,923.

During the three months ended March 31, 2014, the Company issued 25,000,000 shares of common stock that it held in treasury in conjunction with the purchase of Derbyshire.  This stock issued in this transaction was valued at $.03/share or $750,000.  The Company also issued 190,000 shares that it held in treasury at a value of $5,700 or $.03/share for accounting services to be rendered.  Additionally, the Company issued through private placement 7,000,000 that it held in treasury at $.03/share raising $210,000 through a cash sale.

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

Preferred Stock – MBMI

MBMI has no issued and outstanding preferred stock as of March 31, 2014.

Common Stock – MBMI

During the three months ended March 31, 2014, MBMI issued 90,000 shares of common stock for services to be rendered at a value of $6,300 ($.07/share.) The controlling interest of Raptor Resources Holdings Inc. was diluted to 64.18% based on new issuances of common stock for the quarter ended March 31, 2014.

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

RAPTOR RESOURCES HOLDINGS INC.
(AN EXPLORATION STAGE COMPANY)
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 11 -              STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED)

Stockholders Equity – Issued by consolidated majority owned subsidiary MBMI(continued)

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

The Company granted 1,605,625 warrants to former note holders that had previously converted their notes into shares of common stock in 2004. The Company valued these warrants utilizing the Black-Scholes method and expensed them in their consolidated statements of operations. The warrants have a fair value of $159,610. Two of these former note holders who received these warrants exercised their warrants at $.15 per share in 2008 and 2007 for a cash value paid to the Company of $34,984.

The Company granted 178,750 warrants to a consultant who assisted the Company in their private placement. The Company valued these warrants utilizing the Black-Scholes method and expensed them in their consolidated statements of operations. The warrants have a fair value of $17,769.

The Company granted 6,737,333 warrants to the convertible note holder investors who took part in the debt offering based on a 4:10 conversion ratio. The warrants were valued in accordance with APB 14 at a value of $513,132 utilizing the Black-Scholes method.

RAPTOR RESOURCES HOLDINGS INC.
(AN EXPLORATION STAGE COMPANY)
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 11 -              STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED)

Warrants (continued)

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

The following is a breakdown of the warrants:

Warrants	Exercise Date Price	Issued	Term

3,250,000	$0.075	9/28/2006	8 Years
1,372,400	$0.075	9/28/2006	8 Years
178,750	$0.075	9/28/2006	8 Years
6,737,333	$0.075	5/1/2007	8 Years
2,947,583	$0.075	5/17/2007	8 Years
14,400,000	$0.04	5/23/2011	5 Years
1,088,000	$0.075	2/7/2012	5 Years
483,834	$0.075	4/10/2012	2 Years
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

RAPTOR RESOURCES HOLDINGS INC.
(AN EXPLORATION STAGE COMPANY)
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 12 -              PROVISION FOR INCOME TAXES (CONTINUED)

	March 31, 2014	December 31, 2013
Deferred tax assets:
Non-benefited tax losses and credits	5,164,986	5,086,250
Total deferred tax assets	5,164,986	5,086,250
Deferred tax liabilities	-	-
Net book value of assets	-	-
Total deferred tax liabilities	-	-
Total net deferred tax assets	5,164,986	5,086,250
Valuation allowance	(5,164,986)	(5,086,250)
Net deferred tax assets	$-	$-

At March 31, 2014, the Company had a net operating loss carryforward in the amount of $14,984,955 available to offset future taxable income through 2034. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

At March 31, 2014, the amount of gross unrecognized tax benefits before valuation allowances and the amount that would favorably affect the effective income tax rate in future periods after valuation allowances were zero.

The Company files income tax returns in U.S. federal and various state jurisdictions. The Company is not currently subject to any income tax examinations by any tax authority.  Should a tax examination be opened, management does not anticipate any tax adjustments, if accepted, that would result in a material change to its financial position.

A reconciliation of the Company’s effective tax rate as a percentage of income before taxes and federal statutory rate for the periods ended March 31, 2014 and December 31, 2013 is summarized as follows:

	March 2014	December 2013
Federal Statutory Rate	(34.0)%	(34.0)%
Valuation allowance	34.0	34.0
	0%	0%

NOTE 13 -              FAIR VALUE MEASUREMENTS

The Company adopted certain provisions of ASC Topic 820. ASC 820 defines fair value, provides a consistent framework for measuring fair value under generally accepted accounting principles and expands fair value financial statement disclosure requirements. ASC 820’s valuation techniques are based on observable and unobservable inputs. Observable inputs reflect readily obtainable data from independent sources, while unobservable inputs reflect our market assumptions. The Company determines the fair value of its liabilities, on a recurring basis using significant observable inputs. The fair value measurement of these liabilities is consistent with ASC 820, "Fair Value Measurements" ASC 820 did not have an impact on the consolidated financial position or results of operations; however, the required disclosure for the periods ended March 31, 2014 and December 31, 2013 is as follows:

RAPTOR RESOURCES HOLDINGS INC.
(AN EXPLORATION STAGE COMPANY)
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 13 -              FAIR VALUE MEASUREMENTS(CONTINUED)

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

The following table represents the fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2014 and December 31, 2013:

	Total	Level 1	Level 2	Level 3
2014
LIABILITIES:
Securitized Loans	$385,000	$-	$-	$385,000
Loan Payable -Related Party	40,000	-	-	40,000
Convertible notes	749,500	-	-	749,500

Total	1,174,500	-	-	1,174,500

2013
ASSETS:
Investment-Equity Method	12,367	-	12,367	-

TOTAL:	12,367	-	12,367	-

LIABILITIES:
Securitized Loans	420,000	-	-	420,000
Loan Payable -Related Party	40,000	-	-	40,000
Convertible notes	349,500	-	-	349,500

Total	$809,500	$-	$-	$809,500

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

Overview

We were incorporated under the laws of the State of Nevada in February 1998 under the name Beekman Enterprises, Inc. In November 2004, we acquired Lantis Laser, Inc., a New Jersey corporation formed in January 1998 (“Lantis New Jersey”), in a reverse-triangular merger and succeeded to its business as our sole line of business. In connection with the merger, we changed our name to “Lantis Laser Inc.” We amended our Articles of Incorporation on March 5, 2012 to change our name to Raptor Resources Holdings Inc. to reflect our new business focus on the holding and development of natural resources, hard assets and the exploration and mining of gold and other industrial minerals.

The former management’s focus was to develop Optical Coherence Tomography ("OCT") Dental Imaging System as our first product but suspended further development until they receive further funding to continue development of our light based imaging modalities. Originally formed to commercialize the application of novel technologies in the dental industry, the Company had the exclusive rights to OCT for applications in the dental field under a license agreement with Lawrence Livermore National Laboratories and an exclusive license for dental applications of near-infrared transillumination (patent application pending) from the Regents of the University of California. Pursuant to the December 17, 2013 restructuring agreement all licenses, contract rights, trademarks, patents, copyrights and assets related to the Near Infrared Technology Business in which Lantis was engaged, including OCT and NIR, were transferred to POII.

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

TAG is a U.S. based mineral and natural resources acquisition, exploration and development company, with operations conducted through its operating affiliate, TAG Minerals Zimbabwe (Private) Limited (“TAG - Z”). The company’s business is managed by its directors and officers who have commercial experience in the mineral and natural resource extraction business. TAG’s strategy is to identify and acquire companies and assets to exploit land resources and mineral properties that have potential. TAG is augmented by independent financial, geological, and mining extraction and exploration professionals who advise the company on its mining, extraction and exploration projects throughout Zimbabwe, Africa.

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

On July 31, 2013 MBMI entered into a Master Distributer Agreement (“MDA”) with Steinbock Minerals Ltd. (“Steinbock”) together with its affiliate Yasheya Ltd. (“Yasheya”.)   Steinbock is engaged and specializes in the worldwide marketing, distribution and sale of industrial minerals, including but not limited to, all barite grade types and talc along with it affiliate Yasheya who is engaged and specializes in the shipment of industrial minerals worldwide.  Steinbock and Yasheya are granted the exclusive right to market, sell, distribute, ship and deliver Dodge Mine barite to their customer base.  This agreement shall remain in effect until cancelled by either party upon intent with six months written notice.

On March 28, 2014, the Company entered into a Purchase Agreement through its affiliate, TAG-Z, whereby TAG-Z acquired 100% of Wimfair Investments (Private) Limited t/a Derbyshire Stone Quarry (“Derbyshire”), a registered Zimbabwean corporation engaged in the production of 10mm stone, 20mm stone, quarry dust, crusher run, river sand (washed), pit sand and decomposed granite. Derbyshire is the largest indigenous sand and stone quarry in the Harare area, located in a prime residential growth zone within close proximity to major road projects. The total purchase price of $1,450,000 was paid in stock, notes payable and cash.  Equity valued at $750,000 was paid in the form of 25 million restricted shares of the Company's treasury stock resulting in no dilution to existing shareholders. A down payment of $100,000 was made on the purchase on February 6, 2014 with the remaining $600,000 to be paid in equal monthly installments commencing at the end of the first full month after purchase. Derbyshire Stone Quarry was established March 28, 2001.

Results of Operations

Three Months Ended March 31, 2014 and Three Months Ended March 31, 2013.

The following is derived from, and should be read in conjunction with, our condensed consolidated financial statements, and related notes for the three months ended March 31, 2014 and 2013.

Operating revenues. With the purchase of Derbyshire this quarter we have recorded revenues.  This is the first quarter we have generated operating revenues since our inception in February 1998.  Revenues from the Derbyshire purchase through TAG-Z our fully consolidated subsidiary were the results of 4 days of activity effective from the purchase date of March 28, 2014 until the end of the quarter for sales of stones, sand and dust.   Revenues from commencement of production are expected to be recognized in the second quarter of 2014 as a result of operations of majority owned Mabwe Minerals Inc. receiving its first purchase order issued on October 31, 2013 by Steinbock Minerals LTD issued a for 2,000 metric tons of API crude barite ore and a second purchase order of 10,000 in December 2013.

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

Net loss from operations. For the three ended March 31, 2014, our consolidated net loss from operations prior to elimination of non-controlling interest was $344,709 compared to $581,748 for the same period in the prior year, representing a decreased loss of $237,039. The decrease in our loss from operations was mainly due to an expense from stock award compensation for Company principals in the quarterly amount of $210,000 that was fully amortized by the end of the second quarter of last year.  Additionally, site establishment costs were much higher last year at this time now that the current site is primarily built out with this year being one third less with a decrease to $17,689.

Total other expenses(income). Other expense was $40,895 and $170,080 for the three and ended March 31, 2014 and 2013, respectively.  The increased expense for the three months ended March 31, 2013 was attributable to the pro rata share of the loss in the investment in Kinsey by the majority owned subsidiary MAB-C.  The share of the loss in Kinsey was mainly due to their company’s fulfillment of some large contract as they prepare to support MAB-Z once in production along with increased depreciation cost of new equipment.  The loss on the investment for the three months ended March 31, 2014 was $12,367 compared to a decrease of $160,391 for the same period last year.  Also interest expense almost increased 194% for the period ended March 31, 2014 compared to the same period last year.  Current period interest expense in the amount of $28,529 is the result of new securitized loans and convertible notes issued recently.

Net loss. We had a net loss attributable to common shares of $239,699 and $473,492 or $0.00 per share, for the three months ended March 31, 2014 and 2013, respectively. The decrease in our loss was mainly due to an expense from stock award compensation for Company principals in the quarterly amount of $210,000 that was fully amortized by the end of the second quarter of last year, lower site establishment, a smaller loss on investment in WGB Kinsey offset by an increase in the company’s interest expense.

Liquidity and Capital Resources

Total assets. On March 31, 2014, we had total assets of $2,558,164, compared to $769,530 on December 31, 2013.   We had cash and cash equivalents of $44,578 on March 31, 2014 compared to $57,090 at December 31, 2013. Our fixed assets (net of depreciation), which changed significantly due to the Derbyshire purchase, were $784,516 on March 31, 2014, compared to $9,590 on December 31, 2013. Prepaid expense increased to $272,308 on March 31, 2014 from $232,438 on December 31, 2013. This change was largely due to prepaid tax in the form of VAT that we will be able to start recouping once MAB-Z begins to take in taxable revenue from its customers.   Inventory and goodwill were recorded as a result of Derbyshire purchase for $510,350 and $387,911, respectively.

Total liabilities. We had total liabilities of $3,355,798, on March 31, 2014 compared to $2,244,455 for the period ended December 31, 2013, due primarily to the purchase note in the amount of $600,000 given to Derbyshire former principals and a $400,000 convertible note issuance.  Additionally, a value of $357,608 were assumed in the Derbyshire purchase exclusive of the $600,000 mentioned above.

Accrued interest on convertible notes on March 31, 2014 was $239,734 compared to $226,309 at December 31, 2013. At March 31, 2014, we had a negative working capital of $2,378,061 compared to a negative working capital of $1,919,882 on December 31, 2013.  These conditions raise substantial doubt about our ability to continue as a going concern within the next 12 months.

Going Concern. The items discussed above raise substantial doubts about the Company's ability to continue as a going concern. In light of these factors, management believes that with the purchase of Derbyshire, investment in Kinsey and the commencement of production in the third quarter of 2013 on the Dodge Mines, the Company will be well positioned to succeed. The Company may in the future obtain funding through securitizations and other attempts to raise capital until cash flow operations are self-sustaining in the support of continuing operations.

Cash flow from operations. During the three months ended March 31, 2014, we had a negative cash flow from operations of $547,478 compared to negative cash flow from operations of $191,143 during the same period in the prior year. Our higher negative cash flow from operations was mainly due to increased outlay of cash as we incur exploration, pre-production site preparation development, start-up, extraction, and legal fees costs in our majority owned subsidiary.

Cash flow from investing activities. The sole investing activity was for the down payment on the purchase of Derbyshire net of bank cash held by the company in the amount of $88,579 three month period ended March 31, 2014.

Cash flow from financing activities. During the three months ended March 31, 2014, we received $400,000 from the issuance of a note payable, plus $260,000 net cash from private placement issuance of the Company’s Preferred Series B Convertible and common stack offset by a payment of $35,000 on the secured loan.

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

Mabwe Minerals v. Base Minerals & The Mining Commissioner (case HC1414/14) – On February 13, 2014 a tribute agreement was filed by Base Mineral Zimbabwe against Chiroswa Syndicate. This agreement expired in 2011 and Chiroswa had since sold the underlying Mine Blocks 1-6 at Dodge Mines to MAB-Z. We believe that MAB-Z is the rightful owner of these mine blocks on the basis that they were purchased under a lawful sale and for which we hold the actual certificates of ownership. We believe that this is a nuisance claim and are seeking to nullify the filing of this agreement. We further believe that no impairment is necessary as of March 31, 2014.

The State v. Tapiwa Gurupira – This is a criminal complaint accusing the defendant of perjury in connection with the cases described above. On April 9, 2014 Mr. Gurupira was acquitted of this charge.

Peter Valentine v. Mabwe Minerals (case HC 4112/13) - Mr. Valentine has filed a claim relative to rights under a tribute agreement (case HC1414/14) seeking damages and a share of rights under an irregular sale of the Dodge mining rights. The tribute agreement expired in 2011 and we believe that MAB-Z is the lawful, free and clear owner of Dodge Mine Blocks 1-6. We are currently in pretrial and are vigorously asserting our defense as the rightful owner of these mine blocks which we believe were purchased under a lawful sale and for which we hold the actual certificates of ownership. We believe that this is a nuisance claims and are seeking to nullify it. We further believe that no impairment is necessary as of March 31, 2014.

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

Date: May 15, 2014

/s/ Al Pietrangelo
Al Pietrangelo, CEO and CFO