Form 10-Q
period 2014-06-30
RAPTOR RESOURCES HOLDINGS INC.
filed 2014-09-11
CIK 1413299

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended
June 30, 2014

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: On September 3, 2014 the registrant had 384,706,456 shares issued and 373,537,533 outstanding of common stock.

RAPTOR RESOURCES INC.
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

-i-

RAPTOR RESOURCES HOLDINGS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	JUNE 30,	DECEMBER 31,
	2014	2013
ASSETS	(UNAUDITED)
Current Assets:
Cash	$132,246	$57,090
Accounts receivable	126,241	-
Inventory	299,445	-
Prepaid expenses	245,402	232,483

Total Current Assets	803,334	289,573

Fixed assets, net of depreciation	778,099	9,590

Other Assets:
Investment	-	12,367
Mineral rights	516,350	433,000
Goodwill	412,911	25,000
Total Other Assets	929,261	470,367
TOTAL ASSETS	$2,510,694	$769,530

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

LIABILITIES
Current Liabilities:
Unearned Revenue	$105,000	$105,000
Accrued interest - convertible notes	260,851	226,309
Accounts payable and accrued expenses	1,271,786	1,040,470
Cash Overdraft	105,778	-
Liability for stock to be issued	-	50,000
Loan payable - related party	50,000	40,000
Loan Payable-Other	10,000	-
Current portion of securitized loan	245,000	385,000
Current portion of acqusition note payable	480,000	-
Related party payable	6,603	13,176
Convertible notes payable, net of discount and beneficial conversion feature	749,500	349,500

Total Current Liabilities	3,284,518	2,209,455

Long term Liabilities:
Securitized loan, net of current portion	-	35,000
Reclamation and remediation liabilities	83,350	-

Total long term liabilities	83,350	35,000

Total Liabilities	3,367,868	2,244,455

STOCKHOLDERS’ (DEFICIT)
Preferred stock, $.001 Par Value; 10,000,000 shares authorized
Preferred Series A Stock 3,000,000 shares authorized
1,000,000 issued and outstanding	1,000	1,000
Preferred Convertible Series B Stock ; 2,500,000 shares authorized
with 1,362,000 issued and outstanding for 2014 and 1,262,000 issued and outstanding for 2013	1,362	1,262
Common stock, $.001 Par Value; 990,000,000 shares authorized
with 384,706,456 issued 373,537,533 outstanding for 2014 and 384,206,456 issued 340,847,533 outstanding for 2013	384,706	384,206
Additional paid-in capital	13,584,134	12,935,546
Treasury Stock - 11,168,923 shares of common stock (in excess of par) for 2014
and 43,358,923 for 2013	(61,693)	(239,500)
Additional paid-in capital - warrants	1,311,808	1,311,808
Accumulated deficit	(15,648,378)	(15,256,808)

Total Stockholders’ (Deficit) - Raptor Resources Holdings Inc.	(427,061)	(862,486)

Noncontrolling interest in subsidiary	(430,113)	(612,439)

Total Stockholders’ (Deficit)	(857,174)	(1,474,925)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$2,510,694	$769,530

The accompanying notes are an integral part of these condensed consolidated financial statements.

RAPTOR RESOURCES HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2014 AND 2013
(UNAUDITED)

	THREE MONTHS ENDED		FOR THE SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2014	2013	2014	2013

OPERATING REVENUES
Sales	$607,475	$-	$632,713	$-
Total Sales	607,475	-	632,713	-

COST OF SALES
Cost of sales	392,959		408,822	-
Total Cost of Sales	392,959		408,822	-

GROSS MARGIN	214,516		223,891	-

OPERATING EXPENSES

Research and development cost	-	-	-	-
Extraction cost	78,492	-	209,230	-
Site development cost	64,358	48,746	82,047	79,065
Wages and wage related expenses	79,241	229,525	96,628	472,025
Professional, consulting and marketing fees	74,158	91,228	171,947	182,609
Other general and administrative expenses	86,170	81,080	134,203	127,837
Depreciation	16,201	711	17,754	1,423
Total Operating Expenses	398,620	451,290	711,809	862,959

LOSS BEFORE OTHER INCOME (EXPENSE)	(184,104)	(451,290)	(487,918)	(862,959)

OTHER INCOME (EXPENSE)

Amortization of debt issuance costs	-	-	-	-
Gain (loss) in investment under equity method	-	(39,042)	(12,367)	(199,433)
Gain on conversion of notes payable and interest	-	-	-	-
Forgiveness of debt on conversion of debt to equity	-	-	-	-
Gain (loss) on investment - Equity Method	-	-	-	-
Gain on sale of equipment	-	-	-	-
Interest expense - debt discount	-	-	-	-
Interest income (expense), net	(33,808)	(13,222)	(62,336)	(22,911)
Total Other Income (Expense)	(33,808)	(52,264)	(74,703)	(222,344)

COMBINED NET LOSS BEFORE PROVISION FOR INCOME TAXES	(217,912)	(503,554)	(562,621)	(1,085,303)

Provision for Income Taxes	3,780	-	3,780	-

COMBINED NET LOSS AFTER PROVISION FOR INCOME TAXES	(221,692)	(503,554)	(566,401)	(1,085,303)

LESS NET LOSS ATTRIBUTABLE TO NON CONTROLLING INTEREST	(69,821)	(82,461)	(174,831)	(190,712)

NET LOSS ATTRIBUTABLE TO COMMON SHARES	$(151,871)	$(421,093)	$(391,570)	$(894,591)

NET LOSS PER BASIC AND DILUTED SHARES	(0.00)	(0.00)	0.00	0.00

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING	384,365,797	388,475,417	384,286,566	384,206,456

The accompanying notes are an integral part of these condensed consolidated financial statements.

RAPTOR RESOURCES HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2014 AND 2013

	FOR THE SIX MONTHS ENDED
	JUNE 30,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(391,570)	$(894,591)

Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	17,754	1,423
Noncontrolling interest adjustment	(174,831)	(190,712)
(Gain) loss on investment under equity method	12,367	199,433
Common stock issued for consulting services (including treasury stock)	19,152	86,988
Preferred stock issued for consulting services	-	440,000
Changes in assets and liabilities
Unearned revenue	-	-
Decrease (increase) in prepaid expenses	389	(237,560)
Decrease (increase) in accounts receivables	(31,316)	-
Decrease (increase) in inventory	224,119	-
Increase (decrease) in accounts payable and accrued expenses	(116,292)	(15,616)
Increase (decrease) in accrued interest on convertible notes	34,542	17,325
Total adjustments	(14,116)	301,281

Net cash used in operating activities	(405,686)	(593,310)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of fixed assets, net of disposals	(9,784)	(1,045)
Cash paid in acquisition of Derbyshure Stone Quarry	(100,000)	-
Cash acquired in Derbyshire Stone Quarry Acquisition	11,421	-
Investment under equity method	-	-

Net cash used in investing activities	(98,363)	(1,045)

CASH FLOWS FROM FINANCING ACTIVITES
Proceeds from notes/loans payable	410,000	425,704
Repayments made on notes payable	(120,000)	(13,500)
Repayments made on note payable secured loan	(175,000)	-
Proceeds from exercise of warrants	-	-
Proceeds from convertible notes and warrants,
net of debt issuance costs	-	-
Proceeds from cash overdraft position	105,778	-
Proceeds from private placement, net of fees (including cash
received for shares to be issued) - preferred and common stock	365,000	380,500
Proceeds (payments) from related parties	(6,573)	-

Net cash provided by financing activities	579,205	792,704

NET INCREASE IN CASH	75,156	198,349

CASH - BEGINNING OF PERIOD	57,090	22,897

CASH - END OF PERIOD	$132,246	$221,246

CASH PAID DURING THE PERIOD FOR:
Income taxes	$-	$-
Interest expense	$-	$-

SUPPLEMENTAL NONCASH INFORMATION:

Common stock issued for services	$19,152	$-
Acquisition of Derbyshire Stone Quarry
Cash	$11,421	$-
Accounts receivable	94,925	-
Inventory	523,564	-
Prepaid expenses	13,308	-
Fixed assets	781,479	-
Unearned revenue	(16,237)	-
Accounts payable and accrued expenses	(346,371)	-
Goodwill	387,911	-
	1,450,000	-
Acquisition Note Payable	(600,000)	-
Treasury stock	(750,000)	-
Cash paid in the acquisition	$100,000

Mining development costs incurred for reclamation liability	$83,350	$-

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

On December 9, 2004, Hypervelocity, Inc. changed its name to Lantis Laser Inc., which was domiciled in Nevada.

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

On September 19, 2011, TAG-Z, entered into a Sale of Shares Agreement, whereby, TAG-Z agreed to pay $433,000 in installments through November 30, 2012 for 100% of the Dodge Mine blocks 1-6, located in Zimbabwe. The property consists of three hydrothermal mountains representing 123 hectares containing multiple deposits of superior grade barite, limestone and talc based on the drilling reports that management received from the previous owner of the Dodge mine blocks. Along with the purchase of the Dodge Mine blocks 1-6 from Chiroswa Syndicate, TAG-Z received 50% of the issued and outstanding shares of common stock of Chiroswa Minerals (PVT) Limited (“Chiroswa Minerals”), an inactive company originally formed to conduct mining operations on the Dodge Mine. Since Chiroswa Minerals is an inactive company, TAG-Z has canceled the Chiroswa Minerals shares it received under the Sale of Shares Agreement and intends to conduct mining operations on the Dodge blocks itself. As of June 30, 2013, the entire note balance for the Dodge Mines has been paid by the Company.

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

RAPTOR RESOURCES HOLDINGS INC.
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 -              ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

On June 1, 2012 the Company entered into a contract renegotiation with Chiroswa Syndicate, the previous owner of Dodge Mines Blocks 1-6, related to the previous agreement for the $433,000 in installment payments for the mine blocks, located in Zimbabwe. Under the new terms of the contract, Chiroswa Syndicate accepted 45,000 shares of the Company’s Preferred Convertible Series B stock (each share is convertible into 50 shares of Common Stock of Raptor Resources Holdings Inc. (RRHI) and 25 shares of common stock of majority owned Mabwe Minerals Inc. (MBMI)). The Company paid $3,000 as a down payment with $27,000 due upon the retitling of the Dodge Mine Blocks 1-6 into the name of Mabwe Minerals Zimbabwe (PVT) Limited (“MAB-Z”). An additional $30,000 was be paid in five equal monthly installments beginning October 1, 2012. Under the terms of the amended contract with Chiroswa Syndicate, it forgave $132,917 of the debt owed and agreed that upon completion of the retitling of the asset into the name of MAB-Z the asset of the Dodge Mine Blocks 1-6 ($433,000) and the remaining liability ($57,000) will be transferred to MAB-Z to support continuing operations and revenue generating activities. The full balance has been repaid to Dodge Mine for mine blocks 1-6 as of June 30, 2013.

On June 28, 2012 Mabwe Minerals amended its charter to increase the number of its authorized shares of common stock. Mabwe Minerals issued to the Company an additional 79,078,817 shares of its common stock (post 1:10 reverse split) giving the Company at that time ownership of 80.14% of the issued and outstanding shares of Mabwe Minerals common stock. As of June 30, 2014 the Company owns 64.13% of Mabwe Minerals.

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

On March 28, 2014, the Company entered into a Purchase Agreement through its affiliate, TAG-Z, whereby TAG-Z acquired 100% of Wimfair Investments (Private) Limited t/a Derbyshire Stone Quarry (“Derbyshire”), a registered Zimbabwean corporation engaged in the production of 10mm stone, 20mm stone, quarry dust, crusher run, river sand (washed), pit sand and decomposed granite. Derbyshire is the largest indigenous sand and stone quarry in the Harare area, located in a prime residential growth zone within close proximity to major road projects. The total purchase price of $1,450,000 was paid in stock and cash.  Equity valued at $750,000 was paid in the form of 25 million restricted shares of the Company's treasury stock resulting in no dilution to existing shareholders. A down payment of $100,000 was made on the purchase on February 6, 2014 with the payments of $120,000 made in the three months ended June 30, 2014 with the remaining $480,000 to be paid in installments concluding February 28, 2015.

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

Going Concern

As shown in the accompanying condensed consolidated financial statements the Company has incurred attributable recurring losses of $391,570 and $894,591 for the six months ended June 30, 2014 and 2013 respectively.  The Company has a working capital deficit in the amount of $2,481,184 as of June 30, 2014. With high prices for industrial minerals and the contacts for mining rights that the principals of the Company maintain in Zimbabwe as well as the purchase of an established operating quarry, the Company remains positive about the future.

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

NOTE 2 -              SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Exploration Stage Company

The Company is considered to be in the exploration stage as defined in ASC 915. The Company had previously devoted substantially all of its efforts to the development of their OCT technology. The Company is currently devoting its time to the extraction and exploration of industrial minerals. Commencing with the second quarter of 2014, the Company emerged from the exploration stage with the commencing of operations of Derbyshire Stone Quarry which was acquired March 27, 2014.

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

As a result of this investment by Mabwe Minerals Inc. funded by Preferred Convertible Series B Stock of Raptor Resources Holdings Inc., MAB – Z has been identified by MBMI as a VIE. The value of the Series B Preferred Convertible Stock is $25,000, which is reflected as Goodwill on the Consolidated Balance Sheet at June 30, 2014.

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

The Company as of June 30, 2014 owns 64.13% of Mabwe Minerals Inc. The 35.87% noncontrolling interest is reflected in the condensed consolidated financial statements. This dilution was due to the private placement sale of common stock by its subsidiary, Mabwe Minerals Inc., and stock issued for services rendered and to be rendered. Additionally Mabwe issued shares for an equity swap with WGB Kinsey and Co and the 3,000,000 shares for the Baron/Gimbel equity restructuring. Mabwe issued 28,067,642 shares of common stock diluting the interest of Raptor Resources Holdings Inc. from 80.14% at acquisition on June 29, 2012 to 64.13% as of June 30, 2014.

RAPTOR RESOURCES HOLDINGS INC.
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 2 -              SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Principles of Consolidation (Continued)

On March 28, 2014, the Company entered into a Purchase Agreement through its affiliate, TAG-Z, whereby TAG-Z acquired 100% of Wimfair Investments (Private) Limited t/a Derbyshire Stone Quarry (“Derbyshire”), a registered Zimbabwean corporation engaged in the production of 10mm stone, 20mm stone, quarry dust, crusher run, river sand (washed), pit sand and decomposed granite. Derbyshire is the largest indigenous sand and stone quarry in the Harare area, located in a prime residential growth zone within close proximity to major road projects. The total purchase price of $1,450,000 was paid in stock and cash.  Equity valued at $750,000 was paid in the form of 25 million restricted shares of the Company's treasury stock resulting in no dilution to existing shareholders. A down payment of $100,000 was made on the purchase on February 6, 2014 with the remaining $600,000 to be paid in equal monthly installments which commenced at the April 2014. For the three months ended June 30, 2014 $120,000 has been paid to the former owners of Derbyshire. Derbyshire Stone Quarry was established March 28, 2001.

Noncontrolling Interests

In accordance with ASC 810-10-45, Noncontrolling Interests in condensed consolidated financial statements, the Company classifies controlling interests as a component of equity within the balance sheets. The Company has retroactively applied the provisions in ASC 810-10-45 to the financial information for the period ended June 30, 2014. There was no activity from December 2, 2011 through June 30, 2012 in Mabwe, the Company’s majority-owned subsidiary. The Company’s controlling interest was reduced this quarter due to Mabwe’s issuance of stock for services to be rendered and through private placement cash sale.  The noncontrolling interest in Mabwe, on a percentage basis, increased by 0.05% to 35.87%.  The noncontrolling interest thus changed to a balance of ($430,113). The net loss attributable to noncontrolling interest for the six months ended June 30, 2014 was $174,831.

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

Property and Equipment

Property and equipment are recorded at cost less accumulated depreciation.   Depreciation is computed using the straight-line method over the assets estimated useful lives as follows:  computer and other testing equipment and motor vehicles is depreciated over five years; office furniture and scientific measurement equipment is depreciated over seven years, plant equipment is depreciate of 15 years; buildings are depreciated over thirty years; land is not depreciated.  Repairs and maintenance of a routine nature are charged as incurred.  Significant renewals and betterments are capitalized.  At the time of retirement or other disposition of property and equipment, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in the consolidated statements of operations. Assets acquired in the Derbyshire purchase were recorded at the estimated fair value with estimated useful lives at the time of the purchase.

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

RAPTOR RESOURCES HOLDINGS INC.
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 2 -              SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue Recognition

The Company records revenues when the following criteria were met: (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred; (iii) the price to the customer is fixed or determinable; and (iv) collection of the sales price is reasonably assured.  Delivery occurs when goods are shipped and title and risk of loss have passed to the customer.  Revenue is deferred in all instances where the earnings process is incomplete.  The Company recognized revenue from distribution sales when all contingencies were satisfied and upon persuasive evidence of a sale to end users until such time that historical sell through ratios had been developed.  Payments received before all of the relevant criteria for revenue recognition were satisfied were recorded as deferred revenue in the accompanying consolidated balance sheets.   All revenues were reported net of any sales discounts or taxes.

Due to the purchase of Derbyshire, the Company beginning March 27, 2014, has recorded revenues and believes those revenues to be significant enough to cease exploration stage as a full production stage company.

Unearned Revenue

As an Exploration Stage company, MAB-Z has yet to realize its first shipment of barite. This shipment to an agreed upon FOB point is the primary hurdle in our recognizing revenue by completing the earning process on the purchase order that was submitted by Steinbock in the third quarter of this year. A second purchase order was issued by Steinbock in December of this year for 10,000 tons of barite but has not been billed by the Company. Mainly, this delay is due to MAB-Z’s desire to refine the current mineral extraction to a sufficiently high grade of Barite in order to obtain a more beneficial price at market. Further delaying the process and adding cost to the process is the search and testing of equipment necessary for further refinement. Under the terms of the initial purchase order the Steinbock is to pay half of the face value upon delivery of the invoice. As of June 30, 2014, half of the initial purchase order was paid in the amount of $105,000, with the second half due upon a vessel being loaded in Beira. This amount will be recorded as revenue once the 2,000 tons of minerals are delivered to the buyer. The second purchase order requires MAB-Z to successfully produce the ordered quantity of 10,000 tons after the jigging operations have been completed to receive the first half of the payment, and the second half to be paid upon a vessel being loaded in Beira.

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

Inventory (continued)

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

Cost of Sales- The current cost of sales expense that is recorded on the condensed consolidated statements of operations for the period ended June 30, 2014 is solely related to the continuing operations of Derbyshire.  It is management’s assertion that the activities being performed at the Derbyshire site and at Dodge Mines though similar in nature they should be dissimilar in treatment.  As previously asserted the Dodge Mine costs incurred are in support of a segment of the business which has yet to generate any revenue and thus far all associated expenses have been expensed as incurred.  As related to the Dodge Mine operation, sufficient cost models cannot be developed to determine any reasonable matching of these costs to future revenues nor surety that any revenue would be recognized in the future, though it is the strong belief of management that these revenues will be realized.

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

Stockpile reserves

Stockpiles represent mineralized material and other salable product that has been extracted from the mine and is available for further processing. Stockpiles are measured by estimating the number of tons added and removed from the stockpile. Stockpile tonnages are verified by periodic surveys. Costs are allocated to stockpiles based on relative values of material stockpiled and processed using current mining costs incurred up to the point of stockpiling the material, including applicable overhead, depreciation, and depletion relating to mining operations, and removed at each stockpile’s average cost per ton. As of June 30, 2014, MAB-Z had approximately 5,000 tons in stockpile. We believe that based on several factors that the associated extraction costs for MAB-Z would best be reflected in the financial statements as representing no certain future net realizable value.

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

Stockpiles for Derbyshire are measured in cubic meters. The two processes have difference sales structures therefore they are valued differently as raw materials and finished goods inventory.  For the period ended June 30, 2014, Derbyshire higher at in excess of 17,000 cubic meters of materials inventory.

RAPTOR RESOURCES HOLDINGS INC.
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 2 -              SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Stockpile reserves (Continued)

Consolidated Invnetory Values
Valued at Balance Sheet Date June 30, 2014

	Derbyshire	MAB-Z (1)
Raw Materials	$31,500	$-
Finished Goods	254,196	-
Consumables	13,749	-

Total Inventory	$299,445	$-

(1) MAB-Z has no capitalized inventory for periods shown

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

Income Taxes (Continued)

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

Impairment or Disposal of Long-Lived Assets

The Company reviews its long-lived assets and certain related intangibles for impairment periodically, and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable.  When necessary, impaired assets are written down to estimated fair value based on the best information available.  Estimated fair value is generally based on either appraised value or measured by discounting estimated future cash flows.  Considerable management judgment is necessary to estimate discounted future cash flows.  Accordingly, actual results could vary significantly from such estimates.  There were no assets that were considered to be impaired as of June 30, 2014 and December 31, 2013.

Asset Retirement Obligations

The Company’s mining and exploration activities are subject to the laws and regulations of the nation of Zimbabwe in respect to governing the protection and restoration of the environment. These laws and regulations are subject to change, possibly resulting in more restrictive measures. The Company conducts its operations so as to protect the public health and environment and believes its operations are in compliance with applicable laws and regulations in all material respects. The Company has made, and expects to make in the future, expenditures to comply with such laws and regulations, but cannot predict the full amount of such future expenditures.

As a result of mining operations the Company has recognized an Asset Retirement obligation asset and liability as prescribed by ACS 410 Asset Retirement and Environmental Obligations.  Based on reasonable estimates the Company has set up a reserve to restore the local environment based on extraction activity. Each period in which mining activities occur a portion of the current extraction cost will be recorded as an asset and a liability in the current period.

Estimated future reclamation costs are based principally on traditional estimates to comply with legal and regulatory requirements. At June 30, 2014 and December 31, 2013, $83,350 and $0, respectively were recognized were accrued for reclamation costs relating to currently or recently producing mineral properties in accordance with asset retirement obligation guidance. The current portions of $83,350 and $0 at June 30, 2014 and December 31, 2013, respectively, are included in Asset Retirement Obligation-Mining Rights.

RAPTOR RESOURCES HOLDINGS INC.
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 2 -              SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Advertising Costs

The Company expenses the costs associated with advertising as incurred. The Company expenses the advertising costs in professional, consulting and marketing fees in the consolidated statements of operations. There were no such costs for the three and six months ended June 30, 2014 and 2013.

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

There was no stock based compensation recognized for the three and six months ended June 30, 2014 and 2013, respectively. The only common stock equivalents issued by the Company in periods presented were warrants issued with common stock in an equity financing. The warrants have equity classification.

RAPTOR RESOURCES HOLDINGS INC.
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

The following is a reconciliation of the computation for basic and diluted EPS:

	June 30, 2014	June 30, 2013

Net loss attributed to common shares	$(391,570)	$(894,591)

Weighted-average common shares Outstanding (Basic)	384,286,566	384,206,456
Weighted-average common stock
Equivalents
Convertible Notes	6,990,000	6,990,000
Preferred Stock (Series B) (Convertible into Common)	68,100,000	59,350,000
Warrants	28,886,066	30,457,900

Weighted-average commons shares Outstanding (Diluted)	488,262,632	481,004,356

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

RAPTOR RESOURCES HOLDINGS INC.
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

On March 28, 2014, the Company entered into a Purchase Agreement through its affiliate, TAG-Z, whereby TAG-Z acquired 100% of Wimfair Investments (Private) Limited t/a Derbyshire Stone Quarry (“Derbyshire”). The total purchase price of $1,450,000 was paid in stock and cash.  Equity valued at $750,000 was paid in the form of 25 million restricted shares of the Company's treasury stock resulting in no dilution to existing shareholders. A down payment of $100,000 was made on the purchase on February 6, 2014 with the remaining $600,000 to be paid in equal monthly installments which commenced April 30, 2014.  For the six months ended June 30, 2014 the unpaid balance was $480,000.

Management periodically assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. At June 30, 2014, management has determined that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount and thus no need to adjust for impairment.

Recent Accounting Pronouncements

During June 2014, the FASB issued an Accounting Standards Update No. 2014-10, "Development Stage Entities (Topic 915) - Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation ("ASU 2014-10")".  The objective of ASU 2014-10 is to improve financial reporting by reducing the cost and complexity associated with the incremental reporting requirements for development stage entities.  ASU 2014-10 is effective for annual reporting periods beginning after December 15, 2014, and interim periods therein.  Since the Company emerged from the exploration stage prior to the update being approved, ASU 2014-10, has no effect on the Company’s financial statements.

During May 2014, the FASB issued an Accounting Standards Update No. 2014-09, "Revenue from Contracts with Customers (Topic 606)".  The objective of ASU 2014-09 is to (1) remove inconsistencies and weaknesses in revenue requirements, (2) provide a more robust framework for addressing revenue issues, (3) improve comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets, (4) provide more useful information to users of financial statements through improved disclosure requirements, and (5) simplify the preparation of financial statements by reducing the number of requirements to which an entity must refer.  ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period.  The Company is currently evaluating the effect of this standard on its financial statements.

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

RAPTOR RESOURCES HOLDINGS INC.
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 3 -              FIXED ASSETS AND MINING RIGHTS

Fixed Assets:

Fixed assets as of June 30, 2014 and December 31, 2013 were as follows:

	Estimated
	Useful Lives (Years)	June 30, 2014	December 31, 2013
Plant Equip	15	$406,285	$-
Plant	30	233,334	-
Land	n/a	100,000	-
Motor Vehicles	5	32,675	-
Machinery	5	12,376	12,376.00
Computer Equipment	3-5	11,136	2,476.00
Office Furniture & Equipment	7	4,999	-
Other	5	311	-
		801,116	14,852
Less: accumulated depreciation		(23,017)	(5,262)
Fixed assets, net		$778,099	$9,590

There was $17,754 and $1,423 charged to operations for depreciation expense for the six months ended June 30, 2014 and 2013, respectively.  All increases in assets were the result of the purchase of Derbyshire by TAG-Z.

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

On June 1, 2012 the Company entered into a contract renegotiation with the owner of Dodge Mines Blocks 1-6, Chiroswa Syndicate, related to the previous agreement for the $433,000 in installment payments of the Dodge Mine blocks 1-6, located in Zimbabwe. Under amended terms of the contract Chiroswa accepted 45,000 shares of the Company's Preferred Convertible Series B stock (each share is convertible into 50 shares of Common Stock of Raptor Resources Holdings Inc. (RRHI) and 25 shares Common Stock of majority owned Mabwe Minerals Inc. (MBMI)). The deal was secured with $27,000 due upon the retitling of the Dodge Mine blocks 1-6 into the Name of Mabwe Minerals Zimbabwe (PVT) Limited (MAB-Z). The additional $30,000 will be paid in installments commencing October 1, 2012. This transaction resulted in the forgiveness of $132,917 of the debt owed.

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

NOTE 4-        Asset Retirement Obligation

As of June 30, 2014 and December 31, 2013, the Company had the following asset and liability position recorded for reclamation relative to mining activities at the Dodge Mine:
	June 30,	December 31,
	2014	2013

Long-term reclamation liability - beginning of period	$-	$-
Additional obligations incurred	83,350	-
Accretion of reclamation liability	-	-
Long-term reclamation liability - end of period	$83,350	$-

Following is a reconciliation of the aggregate retirement obligation asset associated with our reclamation plan for our mining projects:

	June 30,	December 31,
	2014	2013
Retirement obligation asset - beginning of period	$-	$-
Additional obligations incurred	83,350	-
Amortization of retirement obligation asset	-	-
Retirement obligation asset- end of period	$83,350	$-

RAPTOR RESOURCES HOLDINGS INC.
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

 NOTE 5 -              CONVERTIBLE NOTES

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

RAPTOR RESOURCES HOLDINGS INC.
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

 NOTE 5 -              CONVERTIBLE NOTES (CONTINUED)

Additional Noteholders

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

The summary of the Convertible Notes is as follows at June 30, 2014:

$400,000 Convertible Note at 12% interest per annum due in Feb 2015	$400,000
$349,500 Convertible Notes at 10% interest per annum due on demand	349,500
Total Convertible Notes	$749,500

NOTE 6 -              CONVERTIBLE NOTES – RELATED PARTIES

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

As of June 30, 2014, under the terms of the December 17, 2012 agreement the $150,000 balance of this note was forgiven. The forgiveness was recorded as an adjustment to additional paid in capital as the amount was due to a related party.

NOTE 7 -             LOAN PAYABLE – RELATED PARTY

Effective July 26, 2012 MAB-Z entered into a one year financing short term loan agreement with OVERSEAS TRADE AND FINANCING LIMITED (“OTF”) for an amount of $40,000 with accrued interest at an original rate of 12%. The balance with interest and fees of $48,026 ($8,026) of accrued interest which is included in accounts payable and accrued expenses) was due at December 31, 2013. Under the original terms of the contract the loan was to have been fully repaid within 360 days of the effective date. Failure to pay as prescribed or duly extend loan period will result in the accrual of late charges at a rate of 6% per annum. Extension and drawdown fees are 1% and 2% respectively. OTF is owned and controlled by a current director of MAB-Z and was recently registered with the Reserve Bank of Zimbabwe, External Loans Co-coordinating Committee. In accordance with the newly registered loan, the interest rate will now be 8% per annum, and no default rate is in place. The lender and the Company are currently negotiating terms of a new maturity date. The lender has not informed the Company that they are in default of the loan.

RAPTOR RESOURCES HOLDINGS INC.
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 7 -             LOAN PAYABLE – RELATED PARTY (CONTINUED)

On April 5, 2014 the Company, through its affiliate MAB-Z, received confirmation of its registration and acceptance of terms for the loan from OTF in the amount of $40,000 and 8% per annum due in 360 days. As of June 30, 2014 the balance with interest and fees was $47,377 ($7,377 of accrued interest which is included in accounts payable and accrued expenses.)

On April 28, 2014 Woolmoon Investments advanced MAB-Z $10,000 for current working capital at a rate 12% per annum.  As of June 30, 2014 the balance with interest and fees was $10,204 ($204 of accrued interest which is included in accounts payable and accrued expenses.)

With the acquisition of MAB-Z the chief revenue producing asset of mining rights of the Dodge Mine Blocks 1-6 and the associated note payable were transferred from fully consolidated subsidiary of the Company, TAG-Z to MAB-Z a fully consolidated variable interest entity of Mabwe Minerals Inc., majority owned subsidiary of the Company. The value transferred to MAB-Z for the Mining rights of Dodge Mine blocks 1-6 has a book value of $433,000 offset by a note payable $57,000 at the time of transfer. This value of $376,000 in related party loans is further offset by net payment of expenses incurred by and paid on behalf of the Company. Though the balance in the related party payable is nearly identical to that of the Dodge Mine Blocks Net asset there have been several invoices flow through the account in either direction they nearly zero out. The value of the Note Payable for the Dodge Mines at June 30, 2014 was $0.

Also in this related party activity is the charge for the 25,000 shares of stock that were issued by the Company to acquire MAB-Z. This transaction has also resulted in recording of Goodwill on the books of MAB-Z, as the value of the 25,000 shares of Series B Preferred Convertible Stock of the Company has a value of $25,000. The Company is the ultimate beneficiary of that payment. Further consideration was exchanged but no other asset was created. Management performed an evaluation of the goodwill at June 30, 2014, and determined that no impairment adjustment was necessary at this time.

NOTE 8 -              NOTE PAYABLE OTHER

On May 2, 2014 MAB-Z entered into an open ended loan agreement with Gary Booth.  The Company was advanced $10,000 for working capital and short-term cash requirement which carries an interest rate of 12%.  As of June 30, 2014 the balance due was $10,197 reflected in Loan Payable- Other.

NOTE 9 -              SECURITIZED LOAN

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

This agreement was subsequently modified in January 2014 to adjust the payment schedule whereby payments of $35,000 per month plus full to date interest is due and payable commencing February 2014 and will continue each month there after including interest with the last payment due January 31, 2015. At June 30, 2014 this loan had a balance of $245,000.

As of June 30, 2014, the entire amount is reflected in current liabilities. Mabwe has expensed $52,138 in interest expense on this loan including $11,477 and $28,090 in the three and six months ended June 30, 2014. Mabwe paid $41,874 in interest during the six months ended June 30, 2014, leaving an interest balance of $21,742 which is included in current liabilities.

RAPTOR RESOURCES HOLDINGS INC.
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

 NOTE 10 -              INVESTMENT – EQUITY METHOD

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

The investment has been accounted for as an equity investment under ASC 323. In accordance with the ASC, the investment will be maintained at fair value, and increased or decreased based upon the net income or loss of Kinsey as well as any contributions made and dividends paid. The Company’s investment decreased $12,367 to $0 as a result of the incremental loss of Kinsey for the six months ended June 30, 2014 at 25% ownership by MAB-C.

 NOTE 11 - ACQUISITION

Mab-Z Acquisition

Effective July 18, 2012, Mabwe Minerals Inc. acquired a 49% interest of Mabwe Minerals Zimbabwe (PVT) LTD (MAB-Z) for 25,000 shares of Preferred Convertible Series B Stock of the Company. The value of this transaction was $25,000.

MAB – Z was essentially a newly formed entity. The $25,000 was recorded as Goodwill.

Derbyshire Acquisition

On March 28, 2014, the Company entered into a Purchase Agreement through its affiliate, TAG-Z, whereby TAG-Z acquired 100% of Wimfair Investments (Private) Limited t/a Derbyshire Stone Quarry (“Derbyshire”). The total purchase price of $1,450,000 was paid in stock and cash.  Equity valued at $750,000 was paid in the form of 25 million restricted shares of the Company's treasury stock resulting in no dilution to existing shareholders. A down payment of $100,000 was made on the purchase on February 6, 2014 with the remaining $600,000 to be paid in equal monthly installments which commenced April 30, 2014.  For the six months ended June 30, 2014 the unpaid balance was $480,000. The total amount of goodwill recorded on the Company’s books is $387,911 related to this acquisition.

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

RAPTOR RESOURCES HOLDINGS INC.
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The total amount of goodwill recorded on the Company’s books is $412,911.

Proforma Results

The following unaudited pro-forma chart below show what the results from operations would have been if fully consolidated for the entire periods of the comparative financials.

	For the Six Months Ended
	June 30, 2014		June 30, 2013
	(UNAUDITED)		(UNAUDITED)
	As Reported	Pro Forma	As Reported	Pro Forma
Net Revenues	$632,713	$1,157,651	$-	$1,336,197

Net Profit (Loss) from operations	(566,401)	(546,313)	(1,085,303)	(1,179,901)
Attributable Net Profit (Loss)	(391,570)	(371,482)	(894,591)	(989,185)

Loss per common share:
Basic	$(0.00)	$0.00	$(0.00)	$(0.00)
Diluted	$(0.00)	$0.00	$(0.00)	$(0.00)

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

Mabwe Minerals v. Base Minerals (case HC1549/14) – We filed suit against three defendants and have just received a judgment on request of order of spoliation due to defendants blocking mine access to Dodge Mine Blocks 1-6. The defendants have been ordered by the Court to not block the mine from access by our mine workers.  On July 15, 2014 this case was brought before the Supreme Court of Zimbabwe where the court issued a perpetual interdict against the defendant to cease and desist all activates related to the blockage of the Dodge Mines as well as the dismissal of all related claims and appeals of Base Minerals under this case were dismissed.  That litigation is on-going.

Mabwe Minerals v. Base Minerals & The Mining Commissioner (case HC1414/14) – On February 13, 2014 a tribute agreement was filed by Base Mineral Zimbabwe against Chiroswa Syndicate. This agreement expired in 2011 and Chiroswa had since sold the underlying Mine Blocks 1-6 at Dodge Mines to MAB-Z. We believe that MAB-Z is the rightful owner of these mine blocks on the basis that they were purchased under a lawful sale and for which we hold the actual certificates of ownership. We believe that this is a nuisance claim and are seeking to nullify the filing of this agreement. We further believe that no impairment is necessary as of June 30, 2014.

RAPTOR RESOURCES HOLDINGS INC.
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 12 -            COMMITMENTS (CONTINUED)

CURRENT LITIGATION (CONTINUED)

Peter Valentine v. Mabwe Minerals (case HC 4112/13) - Mr. Valentine has filed a claim relative to rights under a tribute agreement (case HC1414/14) seeking damages and a share of rights under an irregular sale of the Dodge mining rights. The tribute agreement expired in 2011 and we believe that MAB-Z is the lawful, free and clear owner of Dodge Mine Blocks 1-6. We are currently in pretrial and are vigorously asserting our defense as the rightful owner of these mine blocks which we believe were purchased under a lawful sale and for which we hold the actual certificates of ownership. We believe that this is a nuisance claims and are seeking to nullify it. We further believe that no impairment is necessary as of June 30, 2014.

LAND LEASE AGREEMENT

On May 13, 2013, MAB-Z entered into a 20 year agreement with Ettie Magadzire, owner of Palm Grove Farm whereby rights of unrestricted access to claims of MAB-Z were granted (“Land Lease Agreement”). Magadzire possessing surface rights to the property on which the claims were located under this agreement conveyed the right of use for MAB-Z to explore, test, sample, verify, assess the full nature and extent of the deposit, and to develop the mineral resources of aforesaid claims. In consideration for those rights MAB-Z agreed to pay to Magadzire $70,000 payable quarterly in arrears after the first annual installment is paid in the following manner: (a) $17,500 payable in $5,000 cash (paid), $5,000 for a vehicle (paid by officer of MAB-Z and included in related party payable) and $7,500 in fuel (paid); (b) $17,500 payable six months after commencement of mining operations at the Claims; (c) $17,500 payable nine months after commencement of mining operations; and (d) $17,500 payable one-year after commencement of mining operations. Then payments by MAB-Z will be made in quarterly installments of $17,500 (or $70,000 per year). The agreement has a total value of $1,400,000.  As of June 30, 2014 the quarterly payment was not paid but was accrued.  The Company is currently in discussions to renegotiate this contractual obligation.

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

During the six months ended June 30, 2014 no shares of Series A preferred stock had been issued.

RAPTOR RESOURCES HOLDINGS INC.
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 13 -              STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED)

Preferred Convertible Series A Stock (Continued)

During the year ended December 31, 2013 no shares of Series A preferred stock had been issued.

During the year ended December 31, 2012, 1,000,000 shares of Series A preferred stock had been issued for services rendered at par value of $1,000. The total issued and outstanding Series A Preferred Stock at December 31, 2013 is the 1,000,000 shares.

Preferred Convertible Series B Stock

As of June 30, 2014, the Company has authorized 2,500,000 shares of Preferred Convertible Series B Stock. Each share of Preferred Convertible Series B Stock is convertible into 50 shares of the Company’s common stock and 25 shares of the Company’s majority owned subsidiary, Mabwe Minerals Inc.

During the three months ended June 30, 2014, 75,000 shares of Preferred Convertible Series B Stock were sold through a private placement cash sale at the value of $2.00 per share or $150,000.

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

As of December 31, 2013, the Company has 1,362,000 Preferred Convertible Series B Stock issued and outstanding.

RAPTOR RESOURCES HOLDINGS INC.
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 13 -              STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED)

Common Stock

As of June 30, 2014, the Company has 990,000,000 shares of common stock authorized with a par value of $.001. On December 9, 2004, the Company increased the authorized shares from 250,000,000 to 990,000,000.

During the three months ended June 30, 2014, 500,000 shares of common stock were issued for business development services rendered and to be rendered in the amount of $6,150 ($.0123/share).

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

RAPTOR RESOURCES HOLDINGS INC.
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 13 -              STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED)

Common Stock (continued)

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

RAPTOR RESOURCES HOLDINGS INC.
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 13-              STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED)

Common Stock (continued)

During 2004, the only shares issued were in connection with the reverse merger between Lantis Laser, Inc. and Hypervelocity, Inc. The total shares issued were 127,718,500 which included the 6,422,500 shares issued for the conversion of the notes, done simultaneously with the merger.

As of December 31, 2013, the Company has 384,706,456 shares issued and 340,847,533 outstanding.

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

The number of shares held in treasury by the Company at June 30, 2014 was 11,168,923 and accounts for treasury stock using the cost method.

During the three months ended June 30, 2014, the Company issued no treasury stock.

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

Preferred Stock – MBMI

MBMI has no issued and outstanding preferred stock as of June 30, 2014.

Common Stock – MBMI

During the three months ended June 30, 2014, the Company issued 20,000 shares of common stock for accounting services rendered at a value of $1,000 ($.05/share.)  The Company also sold through private placement 100,000 common shares for a cash price of $5,000 ($.05/share.)  The controlling interest of Raptor Resources Holdings Inc. was diluted to 64.13% based on new issuances of common stock that quarter.

RAPTOR RESOURCES HOLDINGS INC.
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 13 -              STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED)

 Common Stock – MBMI (Continued)

During the three months ended March 31, 2014, MBMI issued 90,000 shares of common stock for services to be rendered at a value of $6,300 ($.07/share.) The controlling interest of Raptor Resources Holdings Inc. was diluted to 64.18% based on new issuances of common stock that quarter.

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

As of June 30, 2014, Mabwe Minerals Inc. has issued and outstanding of 140,458,392.

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

RAPTOR RESOURCES HOLDINGS INC.
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 13 -              STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED)

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

In February 2012, the Company granted a total of 1,088,000 warrants along with shares of common stock in exchange for cash, and in April 2012, the Company granted 483,834 warrants along with shares of common stock in exchange for cash. These warrants has a 2 year life and expired on February 2014 and were thus removed from warrant totals and dilution calculations.

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

RAPTOR RESOURCES HOLDINGS INC.
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

	June 30, 2014	December 31, 2013
Deferred tax assets:
Non-benefited tax losses and credits	(437,265)	5,086,250
Total deferred tax assets	(437,265)	5,086,250
Deferred tax liabilities	-	-
Net book value of assets	-	-
Total deferred tax liabilities	-	-
Total net deferred tax assets	(437,265)	5,086,250
Valuation allowance	437,265	(5,086,250)
Net deferred tax assets	$-	$-

At June 30, 2014, the Company had a net operating loss carryforward in the amount of $17,625,586 available to offset future taxable income through 2034. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

At June 30, 2014, the amount of gross unrecognized tax benefits before valuation allowances and the amount that would favorably affect the effective income tax rate in future periods after valuation allowances were zero.

The Company files income tax returns in U.S. federal and various state jurisdictions. The Company is not currently subject to any income tax examinations by any tax authority.  Should a tax examination be opened, management does not anticipate any tax adjustments, if accepted, that would result in a material change to its financial position.

A reconciliation of the Company’s effective tax rate as a percentage of income before taxes and federal statutory rate for the periods ended June 30, 2014 and December 31, 2013 is summarized as follows:

	June 30, 2014	December 31, 2013
Federal statutory rate	(34.0)%	(34.0)%
Valuation allowance	34.0	34.0
	0%	0%

NOTE 15 -              FAIR VALUE MEASUREMENTS

The Company adopted certain provisions of ASC Topic 820. ASC 820 defines fair value, provides a consistent framework for measuring fair value under generally accepted accounting principles and expands fair value financial statement disclosure requirements. ASC 820’s valuation techniques are based on observable and unobservable inputs. Observable inputs reflect readily obtainable data from independent sources, while unobservable inputs reflect our market assumptions. The Company determines the fair value of its liabilities, on a recurring basis using significant observable inputs. The fair value measurement of these liabilities is consistent with ASC 820, "Fair Value Measurements" ASC 820 did not have an impact on the consolidated financial position or results of operations; however, the required disclosure for the periods ended June 30, 2014 and December 31, 2013 is as follows:

RAPTOR RESOURCES HOLDINGS INC.
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 15 -              FAIR VALUE MEASUREMENTS (CONTINUED)

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

The following table represents the fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2014 and December 31, 2013:

	Total	Level 1	Level 2	Level 3
2014
LIABILITIES:
Securitized loans	245,000	-	-	245,000
Acquisition note payable	480,000			480,000
Loan payable -related party	50,000	-	-	50,000
Loan payable -other	10,000	-	-	10,000
Convertible notes	749,500	-	-	749,500

Total	1,044,500	-	-	1,044,500

2013
ASSETS:
Investment-equity method	12,367	-	12,367	-

TOTAL:	12,367	-	12,367	-

LIABILITIES:
Securitized loans	420,000	-	-	420,000
Loan payable -related party	40,000	-	-	40,000
Convertible notes	349,500	-	-	349,500

Total	809,500	-	-	809,500

NOTE 16 -              SUBSEQUENT EVENTS

On July 15, 2014 Mabwe Minerals v Base Minerals (case HC1549/14) ~~–~~was brought before the Supreme Court of Zimbabwe where all related claims were dismissed. We filed suit against three defendants and have received a judgment on request of order of spoliation due to defendants blocking mine access to Dodge Mine Blocks 1-6.  The Supreme Court of Zimbabwe issued a perpetual interdict against the defendant to cease and desist all activates related to the blockage of the Dodge Mines as well as the dismissal of all related claims and appeals of Base Minerals under this case were dismissed.  That litigation is on-going.

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

On March 28, 2014, the Company entered into a Purchase Agreement through its affiliate, TAG-Z, whereby TAG-Z acquired 100% of Wimfair Investments (Private) Limited t/a Derbyshire Stone Quarry (“Derbyshire”), a registered Zimbabwean corporation engaged in the production of 10mm stone, 20mm stone, quarry dust, crusher run, river sand (washed), pit sand and decomposed granite. Derbyshire is the largest indigenous sand and stone quarry in the Harare area, located in a prime residential growth zone within close proximity to major road projects. The total purchase price of $1,450,000 was paid in stock and cash.  Equity valued at $750,000 was paid in the form of 25 million restricted shares of the Company's treasury stock resulting in no dilution to existing shareholders. A down payment of $100,000 was made on the purchase on February 6, 2014 with the remaining $600,000 to be paid in equal monthly installments commenced at the end of the first full month after purchase. Derbyshire Stone Quarry was established March 28, 2001. At June 30, 2014 the balance due on this note was $480,000.

Results of Operations

Three and six months ended June 30, 2014 and 2013.

The following is derived from, and should be read in conjunction with, our condensed consolidated financial statements, and related notes for the three and six months ended June 30, 2014 and 2013.

Operating revenues. With the purchase of Derbyshire in the first quarter of 2014 we have recorded revenues.  That was the first quarter where we have generated operating revenues since our inception in February 1998.  Revenues from the Derbyshire purchase through TAG-Z our fully consolidated subsidiary were the results for sales of stones, sand and dust.  The below results are shown as if operating results were fully consolidated for the comparative periods.

Derbyshire total operating revenue by item (proforma)full operating results as if fully consolidated for comparative periods

Total Revenue by Item	For the three months ended June 30				For the six months ended June 30
Inventory Item	2014	2013	Change	% Change	2014	2013	Change	% Change
20mm Stone	$361,756	490,508	(128,752)	-26.2%	$697,492	840,908	(143,416)	-17.1%
7mm to Dust	84,926	66,287	18,639	28.1%	119,004	128,815	(9,811)	-7.6%
Crusherrun	56,882	27,604	29,278	106.1%	77,817	43,695	34,122	78.1%
River Sand	42,746	80,005	(37,259)	-46.6%	95,267	120,357	(25,090)	-20.8%
STONE 10 MM	34,704	51,293	(16,588)	-32.3%	80,624	79,773	851	1.1%
Mixed Stone - Single/Double Washed	18,559	68,939	(50,380)	-73.1%	50,059	89,951	(39,892)	-44.3%
Pit Sand	7,479	8,470	(991)	-11.7%	30,790	14,891	15,899	106.8%
Gravel Sand	313	-	313	100.0%	6,308	-	6,308	100.0%
Decomposed Fill Sand	110	11,092	(10,982)	-99.0%	290	16,194	(15,904)	-98.2%
Granite Boulders	-	365	(365)	-100.0%	-	548	(548)	-100.0%
Miscellaneous Income	-	-	-	-	-	1,065	(1,065)	(1)
Total	$607,475	$804,564	$(197,088)	-24.5%	$1,157,651	$1,336,197	(178,546)	-13.4%

Operating Revenues for the three months ended June 30, 2014 fell $197,088 or 24.5% to 607,475 from $804,564 for the same period in the prior year.   This decline was largely due to the decrease in sales of 20 mm stone and washed mixed stones.  Sale of 20mm Stone declined for the three-month June 30, 2004 by $128,752 or 26.2% from the same period in the prior year.  Sale of washed mixed stones declined $50,380 or 73.1% compared to the same period in the prior year. The decline in sales was mainly due to general economic challenges in the economy of Zimbabwe, liquidity crunch, slowing down of investment in the construction industry due to political uncertainty and multi-currency regime (favorability of exchange rates).

Operating revenues for the six months ended June 30, 2014 declined $178,546 or 13.4% compared to the same period last year.   The largest reason for this decline was the decreased sale of 20 mm stone and the sale of mixed stone (single and double washed).   Sale of 20 mm stone decreased $143,416 or 17.1% versus the same period in the prior year. Sale of mixed stone (double and single washed) decreased $39,892 or 44.3% compared to the same period in the prior year.

Mabwe Operating Revenues
Revenues from commencement of production are expected to be recognized in 2014 as a result of operations of majority owned Mabwe Minerals Inc. receiving its first purchase order issued on October 31, 2013 by Steinbock Minerals LTD issued a for 2,000 metric tons of API crude barite ore and a second purchase order of 10,000 in December 2013.

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

Cost of Sales. The only sales activity for the comparative periods and since the inception of the company to be realized are from the operations of Derbyshire Stone Quarry.   The below chart is stated on a pro forma basis as if the results from operation for the comparative periods were full consolidated. The cost of good sold includes the cost of drilling and blasting, hauling and loading, explosives, diesel as well as maintenance for plant and drilling and crushing equipment.

Consolidated Cost of Goods Sold and gross margin (proforma)full operating results as if fully consolidated for comparative periods

	For the three months ended June 30				For the six months ended June 30
	2014	2013	Change	% Change	2014	2013	Change	% Change
Total Revenues	$607,475	$804,564	$(197,089)	-24.5%	$1,157,651	$1,336,197	$(178,546)	-13.4%
Total cost of goods sold Derbyshire	$(466,103)	$(582,564)	$(116,461)	20.0%	(724,954)	(1,000,897)	$(275,944)	27.6%
Gross Margin - Derbyshire Quary Operations	$141,372	$222,000	$(80,627)	-36.3%	$432,697	$335,300	$97,398	29.0%

Cost of good sold percentage	76.7%	72.4%	7.1%	9.8%	62.6%	74.9%	-12.3%	-16.4%

For the three months ended June 30, 2014 cost of goods sold increased on a percentage basis by 7.1% compared to the same period in the prior year.  The difference based on the cost of goods sold percentage rate variance was $40,380 higher cost.

For the six months ended June 30, 2014 cost of goods sold decreased on a percentage basis by 12.3% compared to the same period in the prior year.  The difference based on the cost of goods sold percentage rate variance was $142,201 lower cost.

Extraction cost. Extraction cost for the three and six months ended June 30, 2014 was $78,492 and $209,230 compared to $0 for the same periods in the prior year.  The extraction cost line is solely related activities of Mabwe Minerals at Dodge Mines. The extraction cost is classified as an operating expense instead of capitalizing them and recognizing them as revenue recognized due to the fact that revenue has yet to be recognized for this operation and it is not assured that significant revenues will ever be recognized.  We do expected revenue to be recognized this year.   The reason the extraction cost was $0 for the three and six months ended June 30, 2013 was because this period was prior to commencement of operation in the third quarter of 2013.

Site development cost. For the three months ended June 30, 2014 site development cost increased from $48,746 to $64,358 compared to the same period in the prior year.  This increase of  $15,612 was due to ramp up of development cost in the same period in the prior year.

For the six months ended June 30, 2014 site development cost of  $82,047 was slightly higher than $79,065 for the same period in the prior year.  The increase of $2,982 was due primarily to the minimum site idle fee of $30,088 per month for the months of February – June.

Wage and wage related. For the three and six months ended June 30, 2014 the wage and wage related cost was $79,241 and $96,628, respectively compared to $229,525 and $472,025 for the same period in the prior year respectively.  The decreased expense was mainly due to an expense from stock award compensation for Company principals in the three and six month in the amount of $210,000 and $420,000 that was fully amortized by the end of the second quarter of 2013.

Professional, consulting and marketing fees. For the three months ended June 30, 2014 the Professional, consulting and marketing fees decrease to $74,158 from $91,228.  The decrease of $17,070 was largely due to reduced spending for promotion and investor relation’s activities.

For the six months ended June 30, 2014 professional, consulting and marketing fess slightly decreased to $171,947 from $182,609 for the same period in the prior year.  The difference of  $10,662 was the result of lower consulting fees offset by increased legal and accounting fees.  The rise of legal and accounting fees as well as the reduced consulting fees were a result of the inactivity at Dodge Mines.

Other general and administrative expenses.  For the three and six months ended June 30, 2014 Other G&A was $86,170 and $134,203, respectively compared to $81,080 and $127,837 for the same period the prior year, respectively.  The differences of $5,090 and $6,366 for the three and six months ended June 30, 2014 compared to the same periods in the prior year was immaterial and consisted of several offsetting differences.

Depreciation
Depreciation expense for the three and six months ended June 30, 2014 was $16,201 and $17,754, respectively compared to $711 and $1,423 for the same periods in the prior year.  This increase over prior year was due to the purchase of Derbyhire Stone Quarry and the acquisition of all of related fixed assets of  Derbyshire at the fair value of fixed assets.

Net loss from operations. For the three months ended June 30, 2014, our consolidated net loss from operations prior to elimination of non-controlling interest was ($184,104) compared to ($487,918) for the same period in the prior year, representing a decreased loss of $303,814.  The following chart is presented in line with reported results as above:

RAPTOR RESOURCES HOLDINGS INC.
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2014 AND 2013

	THREE MONTHS ENDED JUNE 30,				FOR THE SIX MONTHS ENDED JUNE 30,
	2014	2013	Variance	% Variance	2014	2013	Variance	% Variance

OPERATING REVENUES
Sales	$607,475	$-	$607,475	100%	$632,713	$-	$632,713	100%
Total Sales	607,475	-	607,475	100%	632,713	-	632,713	100%

COST OF SALES
Cost of sales	392,959		392,959	100%	408,822	-	408,822	100%
Total Cost of Sales	392,959		392,959	100%	408,822	-	408,822	100%

GROSS MARGIN	214,516		214,516	100%	223,891	-	223,891	100%

OPERATING EXPENSES
Extraction cost	78,492	-	78,492	100.0%	209,230	-	209,230	100.0%
Site development cost	64,358	48,746	15,612	24.3%	82,047	79,065	2,982	3.6%
Wages and wage related expenses	79,241	229,525	(150,284)	-189.7%	96,628	472,025	(375,397)	-388.5%
Professional, consulting and marketing fees	74,158	91,228	(17,070)	-23.0%	171,947	182,609	(10,662)	-6.2%
Other general and administrative expenses	86,170	81,080	5,090	5.9%	134,203	127,837	6,366	4.7%
Depreciation	16,201	711	154,900	95.6%	17,754	1,423	16,331	92.0%
Total Operating Expenses	398,620	451,290	(52,670)	-13.2%	711,809	862,959	(151,150)	-21.2%

LOSS BEFORE OTHER INCOME (EXPENSE)	(184,104)	(451,290)	267,186	-145.1%	(487,918)	(862,959)	375,041	-76.9%

The decrease in our loss from operations was mainly due to an expense from stock award compensation for Company principals in the quarterly amount of $150,284 that was fully amortized by the end of the second quarter of last year.  Additionally, gross margin from Derbyshire production in the amount of $214,516 as well as higher professional fees last year by $17,070 contributed to a lesser loss.

For the six months ended June 30, 2014, our consolidated net loss from operations prior to elimination of non-controlling interest and provision for income taxes was ($487,918) compared to ($862,959) for the same period in the prior year, representing a decreased loss of $375,041. The decrease in our loss from operations was mainly due to an expense from stock award compensation for Company principals in the six month in the amount of $420,000 that was fully amortized by the end of the second quarter of last year.  For the six month period the added gross margin of $223,891 was offset by extraction costs of $209,230.

Additionally, loss on the investment method in WGB Kinsey was $187,066 higher than the same period in the prior year.

Total other expense (income). Other expense was $33,808 and $52,264 for the three months ended June 30, 2014 and 2013, respectively.  The decreased expense for the three months ended June 30 was attributable to last years pro rata share of the loss in the investment in Kinsey by the majority owned subsidiary MAB-C and the resultant decrease of the equity valued investment of ($39,042).  The absence of this loss in the current period was offset by an increased interest expense in the current period of ($20,586).

Other expense was $74,703 and $222,344 for the six months ended June 30, 2014 and 2013, respectively.  The decreased expense for the six months ended June 30 was attributable to last years pro rata share of the loss in the investment in Kinsey by the majority owned subsidiary MAB-C and the resultant larger decrease of the equity valued investment of ($187,066).  The absence of this loss in the current period was offset by an increased interest expense in the current period of ($39,425).

Net loss. We had a net loss attributable to common shares of ($151,871) and ($391,570) for the three and six months ended June 30, 2014 compared to ($391,570) and ($894,591) or $0.00 per share, for same period in the prior year. The decrease in our loss for the six months ended June 30, was mainly due to an expense from stock award compensation for Company principals in the amount of $420,000 that was fully amortized by the end of the second quarter of last year, less of a decrease in the investment in WGB Kinsey offset by an increase in the company’s interest expense.

Consolidated total operating loss (proforma)full operating results as if fully consolidated for comparative periods

	For the three months ended June 30				For the six months ended June 30
	2014	2013	Change	% Change	2014	2013	Change	% Change
Total Revenues	$607,475	$804,564	$(197,088)	-26.9%	$1,157,651	$1,336,197	$(178,546)	-13.4%
Total Expenses Derbyshire	$(701,986)	$(512,932)	$189,054	-36.9%	$(1,134,613)	$(1,430,791)	$296,179	-20.7%
Net Margin - Derbyshire Quary Operations	$(94,511)	$291,631	$(386,142)	-132.4%	$23,039	$(94,594)	$117,633	-124.4%

RRHI loss from operations	$(50,540)	$(259,284)	$208,744	-80.5%	(101,628)	(523,058)	$421,430	-80.6%
MBMI attributable loss from operations	$(124,830)	$(161,809)	$36,979	-22.9%	(312,980)	(371,533)	$58,553	-15.8%
Total Net Loss from consolidated operations	$(269,881)	$(129,462)	$(140,419)	108.5%	$(391,570)	(989,185)	(303,798)	30.7%

Liquidity and Capital Resources

Total assets. On June 30, 2014, we had total assets of $2,630,694, compared to $769,530 on December 31, 2013.   We had cash and cash equivalents of $132,246 on June 30, 2014 compared to $57,090 at December 31, 2013. Our fixed assets (net of depreciation), which changed significantly due to the Derbyshire purchase, were $778,099 on June 30, 2014, compared to $9,590 on December 31, 2013. Prepaid expense increased to $365,402 on June 30, 2014 from $232,438 on December 31, 2013. This change was largely due to prepaid tax in the form of VAT that we will be able to start recouping once MAB-Z begins to take in taxable revenue from its customers.   Inventory and goodwill were recorded as a result of Derbyshire purchase for $299,445 and $387,911 respectively.

Total liabilities. We had total liabilities of $3,487,868, on June 30, 2014 compared to $2,244,455 for the period ended December 31, 2013, due primarily to the purchase note in the amount of $600,000 given to Derbyshire former principals and a $400,000 convertible note issuance.  Additionally, a value of $357,608 was assumed in the Derbyshire purchase exclusive of the $600,000 mentioned above.

Accrued interest on convertible notes on June 30, 2014 was $260,851 compared to $226,309 at December 31, 2013. At June 30, 2014, we had a negative working capital of $2,481,184 compared to a negative working capital of $1,919,882 on December 31, 2013.  These conditions raise substantial doubt about our ability to continue as a going concern within the next 12 months.

As a result of mining operations the company has recognized an Asset Retirement obligation asset and liability as prescribed by ACS 410 Asset Retirement and Environmental Obligations.  Based on reasonable estimates the Company has set up a reserve to restore the local environment based on extraction activity. Each period in which mining activities occur a portion of the current extraction cost will be recorded as an asset and a liability in the current period.

Estimated future reclamation costs are based principally on traditional estimates to comply with legal and regulatory requirements. At June 30, 2014 and December 31, 2013, $83,350 and $0, respectively were recognized were accrued for reclamation costs relating to currently or recently producing mineral properties in accordance with asset retirement obligation guidance. The current portions of $83,350 and $0 at June 30, 2014 and December 31, 2013, respectively, are included in Asset Retirement Obligation-Mining Rights.

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

Cash flow from operations. During the six months ended June 30, 2014, we had a negative cash flow from operations of $405,686 compared to negative cash flow from operations of $593,310 during the same period in the prior year.

Cash flow from investing activities. The sole investing activities was for the down payment on the purchase of Derbyshire net of bank cash held by the company in the amount of $88,579 six month period ended June 30, 2014.

Cash flow from financing activities. During the six months ended June 30, 2014, we received $400,000 from the issuance of a note payable, $10,000 for an additional third party loans plus $365,000 net cash from private placement issuance of the Company’s Preferred Series B Convertible and common stack offset by a payment of $175,000 on the secured loan as well as other financing as a result of overdraft position in consolidating entity MAB-Z in the amount of $105,778.

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

Date: September 11, 2014

/s/ Al Pietrangelo
Al Pietrangelo, CEO and CFO